Form 10-K
period 2014-03-31
Owlhead Minerals Corp.
filed 2014-09-02
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-189359

OWLHEAD MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 H Street #123

Blaine, Washington 98230

(Address of principal executive offices, including zip code.)

(518) 638-8192

(Registrant’s telephone number, including country code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act): YES [  ] NO [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES [  ] NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of September 30, 2013, the aggregate market value of the voting and non-voting common equity was $1,405,900.

The number of shares outstanding of each of the issuer’s classes of common equity: As of September 2, 2014, there were 14,059,000 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENT

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

This annual report on Form 10-K contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-K, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-K. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a ‘penny stock’ company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Owlhead Minerals Corp. (“Owlhead” or the “Company”) was incorporated in the state of Nevada on July 25, 2005 under the name Eardley Ventures. It is in the process of applying to become a trading company listed on the OTCBB venue in the United States. On April 21, 2008, the name was changed to Owlhead Minerals Corp. in order to more appropriately reflect the Company’s business plan. In April 2008, the Company began examining 14 mineral claims located in the province of Quebec, Canada. After careful due diligence, Management decided that these claims were not of high enough quality and therefore did not fit the Company’s requirements. Management examined a number of other potential opportunities in Africa and North and South America.

In December 2012, the Company was presented with a group of claims (“cells”) known as the Teako property. The Teako cells are located half way between Terrace and Smithers, British Columbia and are near the original gold rush town of Hazelton B.C. which was founded in 1866, the site of the original gateway and staging area for the famous Omineca Gold rush days of 1869-1873.

Initially, a total of 20 cells were acquired totaling 296 hectares (approx. 730 acres). After preliminary examination of the area, the Company came to the conclusion that the area appeared to have significant potential. Therefore, Company management requested that the Prospector/Vendor, Mr. John Kemp, stake more cells adjacent or adjoining the original claim group on behalf of the Company. An additional 778 hectares (approx. 1922 acres) were staked, bringing our land package to a total of 1074 hectares, or about 2652 acres. In early November 2013, following the assay of a series of chip and grab samples taken by Mr. Kemp and a second visit to the area by our geologist, Linda Caron, M.Sc., P. Eng., an additional 112 claims were staked adding 4442.992 acres to our holdings bringing the total acreage to 7,098.122. The cells have good access to many miles of new logging roads that have recently been opened up in the area.

The Company acquired the initial cells for a cash payment of Cdn$10,000 and 1,500,000 restricted shares. The shares are to be issued pursuant to key events as follows:

(a)	150,000 shares issued in the name of the Optionor, John Kemp or his assignees upon the completion of a satisfactory initial geological report on the claims by a qualified and independent geologist engaged by Owlhead Minerals Corp.

(b)	150,000 shares issued in the name of John Kemp or his assignees upon completion of initial work program of up to $50,000 and the completion of a satisfactory 43-101 report on the claims conducted or supervised by a qualified and independent geologist.

(c)	200,000 shares issued in the name of the John Kemp or his assignees upon the completion of a work program costing up to $200,000 showing satisfactory results on the claims by a qualified and independent geologist engaged by Owlhead Minerals Corp.

(d)	1,000,000 shares issued in the name of the John Kemp or his assignees upon the successful results of a ten hole drilling program.

All the additional cells were staked on behalf of the Company.

Our plan to initiate the exploration phase of our business plan is based on the success of this offering and a specific timetable. Our business office is located at 250 H Street #123, Blaine, WA 98230. Our fiscal year end is March 31. As of March 31, 2014, Owlhead had raised $105,501 through the sale of common stock. There is $16,376 of cash on hand and in the corporate bank account. Owlhead currently has outstanding liabilities of $94,085 for expenses accrued during the start-up of the corporation. As of the date of this annual report we have not yet generated or realized any revenues from our business operations.

Website

We currently maintain a website at www.owlheadminerals.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals.

Consultants

During the year ended March 31, 2014, the Company spent $39,504 on geological consultants for sampling, assays, line cutting, and other geological work respecting our mining exploration program for the claim in British Columbia, Canada.

Offices

We maintain no formal office.

Item 1A. RISK FACTORS

Risks Related to Our Business

Investment in our common stock involves very significant risks.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. You could lose all or part of your investment due to any of these risks.

We will require additional financing in order to commence and sustain exploration.

We will require significant additional financing in order to maintain an exploration program and an assessment of any commercial viability of our mineral properties. As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues, and recover the money we spend on exploration. Exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and its investments in exploration. Additionally, future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of various minerals including gold, silver and copper. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations.

We have not begun the initial stages of exploration of our claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully.

We are a new entrant into the precious minerals exploration and development industry without profitable operating history. We were incorporated on July 25, 2005 and to date have been involved primarily in organizational activities and obtaining our claims. As a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

We have received a going concern opinion from our independent auditors’ report accompanying our March 31, 2013 and 2014 consolidated financial statements.

The independent auditors’ report accompanying our March 31, 2013 and 2014 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a “going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability. We are continually at risk of default on obligations to and on behalf of our creditors, requiring ongoing funding, on a monthly basis, to avoid these defaults. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and without adequate financing or revenue generation, possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may need to raise additional capital, which may not be available on acceptable terms or at all.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that our capital requirements in the next twelve months will be approximately $250,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

We currently expect a shortfall in funding of up to $250,000.

The Company currently expects a shortfall in funding of up to $250,000. Our business depends on raising additional capital to fund ongoing operations. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such financing could result in a material adverse effect, delay or indefinite postponement of further exploration and development of our projects with the possible loss of such assets. Further, any additional financing by the Company may subject existing shareholders to substantial dilution. If the Company is forced to sell some of its assets in a situation of distress, it may not recover their full value. Each project involves minimum lease payments and work commitments. In the event the Company is unsuccessful in raising funds in a timely fashion there is a risk project leases will terminate

We plan to acquire additional mineral exploration properties, which may create substantial risks.

As part of our growth strategy, we intend to acquire additional minerals exploration properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels, or failure to develop such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

If we do not find a joint venture partner for the continued development of our claims, we may not be able to advance exploration work.

If the initial results of an exploration program are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production of our claims. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, or raise additional financing, we may fail and you will lose your entire investment in this offering.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

Exploration for minerals is a speculative venture necessarily involving substantial risk. We can provide investors with no assurance that our claims contain commercially exploitable reserves. The exploration work that we intend to conduct on the claims may not result in the discovery of commercial quantities of gold, silver, copper or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

The potential profitability of mining gold properties if economic quantities of gold are found is dependent upon many factors and risks beyond our control, including, but not limited to:

●	unanticipated ground and water conditions and adverse claims to water rights;

●	geological problems;

●	metallurgical and other processing problems;

●	the occurrence of unusual weather or operating conditions and other force majeure events;

●	lower than expected ore grades;

●	accidents;

●	delays in the receipt of or failure to receive necessary government permits;

●	delays in transportation;

●	labor disputes;

●	claims by First Nations or other indigenous organizations;

●	government permit restrictions and regulation restrictions;

●	unavailability of materials and equipment; and

●	the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and development and if applicable, mining as described above could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral reserves. We do not presently carry property and liability insurance nor do we expect to get such insurance for the foreseeable future. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

Because access to our claims is sometimes restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the claims may be restricted to the period between March and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property may be limited to these months of the year when weather permits such activities. These limitations can result in delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures. This could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

The gold exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional claims or leases.

The gold exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce gold or other minerals, but also market gold and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive gold properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of lower gold market prices. Our larger competitors may be able to absorb the burden of present and future federal, provincial state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing gold properties.

The marketability of natural resources will be affected by numerous factors beyond our control.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of gold and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Gold mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated.

If economic quantities of gold are found on any claims owned by the Company in sufficient quantities to warrant mining operations, such mining operations are subject to federal, provincial, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to federal, provincial, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on the Company. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Our ability to function as an operating mining company is dependent on our ability to mine our properties at a profit.

Our ability to operate on a positive cash flow basis is dependent on mining sufficient quantities of gold at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties.

Because we have limited capital, inherent mining risks pose a significant threat to us.

Because we are small with limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature. Such risks could result in damage to or destruction of any infrastructure or production facilities we may develop, as well as to adjacent properties, personal injury, environmental damage and delays, causing monetary losses and possible legal liability.

More stringent federal, provincial or state regulations could adversely affect our business.

If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected. Mining and mining exploration companies in the Province of British Columbia, Canada are governed by Chapter 53: Part 5 (Remediation of Mineral Exploration Sites of the British Columbia Environment Management Act. The Act covers all aspects of mining and related activities and establishes strict environmental protection codes over these activities. Essentially, the Act requires mine owners and operators to prevent the release of any substance into the land air or water that might be deleterious to the environment and requires the remediation of all mineral exploration sites and mines by the mine owner or operator. We have spent a considerable amount of managerial and consultant time to ascertain what is required, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. Although we believe our properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment and the historical trend toward stricter environmental regulation may continue.

The volatility of gold prices makes our business uncertain.

The volatility of gold prices makes long-range planning uncertain and raising capital difficult. The price of gold is affected by numerous factors beyond our control, including political and economic conditions, legislation and costs of production of our competitors.

Our inability to obtain insurance would threaten our ability to continue in business.

We currently have do not liability and property damage insurance. It should be noted that if we decide to obtain such insurance, the insurance industry is undergoing change and premiums are being increased. If premiums should increase to a level we cannot afford, we could be forced to discontinue business.

If we cannot add reserves to replace future production, we would not be able to remain in business.

Our future gold production if any, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop additional reserves. There can be no assurance that our properties will be placed into production or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better-capitalized companies affects prices and our ability to acquire properties and personnel.

There is global competition for gold properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of gold there are numerous major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are.

Mineral exploration, development and mining are subject to environmental regulations which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development and future potential gold mining operations are or will be subject to federal, provincial, state, and local laws and regulations relating to improving or maintaining environmental quality. Our operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago. Future potential gold mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters.

Mining is subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities. Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future. We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against possible environmental risks at the current date.

Any change to government regulation or administrative practices may have a negative impact on our ability to operate and potential profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or the United States or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Further, we do not have key man life insurance on any of our employees. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest involving their available time.

Two of our executive officers and directors Mr. Armstrong and Mr. King serve on a full time basis. Mr. Low, the Company’s Chief Financial Officer and a Director works as a Chief Financial Officer for other companies. From time to time, Mr. Armstrong, the Company’s President, Secretary and a Director may occasionally devote part of his working time in a part-time, short-term advisory relationship with other corporate entities and will have short-term, part-time responsibilities to these other entities. In Mr. Armstrong’s case, such responsibilities will include the preparation of and assistance with the preparation of corporate documents and agreements, assistance with legal and regulatory documents, assistance with required legal and regulatory filings, assistance with the preparation and filing of quarterly and annual reports, disclosure forms and news releases. Mr. Low’s possible duties as CFO to other companies will include working as the bookkeeper assisting with the keeping of the books of account and assisting with the preparation of financial statements These potential relationships do not include advising or making decisions on business opportunities that might conflict with the Company’s business. None of our executive officers and directors is engaged in other businesses that present any potential for conflict of interest.

Under Nevada law, our articles of incorporation and our Bylaws permit us broad indemnification powers.

Under Nevada law, our articles of incorporation and our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

We are not listed or quoted on any exchange and we may never obtain such a listing or quotation.

There may never be a market for our stock and shares held by our shareholders may have little or no value.

There is presently no public market in our shares. While we intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities, we cannot guarantee that such sponsorship will be approved and our stock listed and quoted for sale. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, it may prove impossible to sell your shares.

Even if we obtain a listing on an exchange and a market for our shares develops, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

The trading price of our common stock may fluctuate significantly and stockholders may have difficulty reselling their shares.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock.

Our common stock is subject to the “penny stock” rules of the SEC.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market and because the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

That a broker or dealer approve a person’s account for transactions in penny stocks; and

The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

Obtain financial information and investment experience objectives of the person; and

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and;

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and may cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

A decline in the future price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A majority of our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Investing in our Common Stock will provide you with an equity ownership in a mineral resource company. As one of our stockholders, you will be subject to risks inherent to our business. The trading price of your shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of your investment may decrease, resulting in a loss. You should carefully consider the following factors as well as other information contained in this annual report before deciding to invest in shares of our common stock.

The factors identified below are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an “emerging growth company” we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have not elected to take advantage of the benefits of this extended transition period.

At such time as we cease to qualify as an “emerging growth company” under the JOBS Act, the costs and demands placed upon management will increase.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act ; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

We will incur significant costs as a result of becoming a reporting public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a reporting public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

87.2% of our shares of Common Stock are controlled by Principal Stockholders and Management.

87.2% of our Common Stock is controlled by four stockholders of record. This figure includes stock controlled by our directors and officers who are the beneficial owners of about 84% of our Common Stock. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were incorporated on July 25, 2005, we have a working capital deficiency and we accumulated losses since inception. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ITEM 2. DESCRIPTION OF PROPERTY

In December 2012, the Company was presented with a group of claims (“cells”) known as the Teako property. The Teako cells are located half way between Terrace and Smithers, British Columbia, Canada and are near the original gold rush town of Hazelton B.C. which was founded in 1866, the site of the original gateway and staging area for the famous Omineca Gold rush days of 1869-1873.

Initially, a total of 20 cells were acquired totaling 296 hectares (approx. 730 acres). After preliminary examination of the area, the Company came to the conclusion that the area is worth further examination and exploration. Therefore, Company management requested that the Prospector/Vendor stake more cells adjacent or adjoining the original claim group on behalf of the Company. An additional 778 hectares (approx. 1,922 acres) were staked, bringing our land package to a total of 1,074 hectares, or about 2,652 acres. The cells have good access to many miles of new logging roads that have recently been opened up in the area. It should be noted, however, that any proposed program is exploratory in nature and that the property is without known reserves

The Company acquired the initial cells for a cash payment of Cdn$10,000 and 1,500,000 restricted shares based on certain key events as previously noted. The additional cells were staked on behalf of the Company.

The property is centered at latitude 55° 02’ 30” N and longitude 128° 20’ 00” W and covers a total area of approximately 1075 hectares. As listed below in Table 1, the property is comprised of 5 MTO claims situated on Mineral Titles map sheets 103P.009.

Tenure Number	Claim Name	Area (Ha)	Good To Date
1015035	Teako	296.49	2014/Dec/4
1015741	Owl	778.46	2015/Jan/6
1023887	Surprise	277.6273	2014/Nov/19
1023888	Lucky Dawg	1205.1729	2014/Nov/19
1023889	Little Dawg	592.8458	2014/Nov/19
	Big Dawg

Owlhead Minerals (BC) Corp., the 100% owned subsidiary of Owlhead Minerals Corp., holds under-surface rights only to the property. The property is almost entirely covered by crown land. There are two small areas in the extreme eastern part of the property that have privately held surface rights. Under-surface (mineral) rights to these privately owned lands are held by Owlhead’s mineral claims which overlie them. Access to the lands with privately held surface rights, for mineral exploration purposes, is provided under Section 19 of the Mineral Tenure Act.

THE AREA

Canada’s richest gold mine was a discovery by the late Murray Pezim: Eskay Creek which is located a couple of hundred kilometers to the north. To the south and east of our Teako property is the world famous Barkerville Gold Rush area, which to this day has producing gold mines.

The area’s topography is moderate with forest covering consisting of recently logged spruce, pine, cedar, with some initial regeneration in logged areas.

Other projects/companies in the area are: The Kalam project by Eagle Plains Exploration - polymetallic veins & porphyry Mo-Au; The Louise Lake Project held by Victory Mountain Ventures - porphyry Cu-Mo-Au; and the Pitman Project - porphyry Mo-Cu-Au.

GEOLOGY

Intermontane Belt, Stikine Arch, Bowser Terrane. The area is underlain by brown to black Argillite, Siltstone, Greywacke, and minor Pebble Conglomerate of the Middle to Upper Jurassic Bowser Lake Group.

The Teako property is centered about 20 kilometres southwest of the community of Kitwanga, in northwestern British Columbia. The Company’s wholly-owned subsidiary, Owlhead Minerals (BC) Corp. recently acquired the property for the purpose of mineral exploration but other than initial reports and preliminary examinations made on the current and previously rejected claims the Company has not yet carried out detailed or extensive exploration on the claims.

The property occurs in a region which is rich in mineral endowment, one which is known both for the number and the variety of mineral deposits, and which is home to a number of important active and past-producing mines. The area has a history of exploration that dates to the discovery of placer gold in the late 1800’s. The property itself is an early-stage exploration property. It was acquired on the basis of new discoveries of mineralization, alteration and veining by the vendor, which have no previous exploration.

The claims are underlain by sediments of the Bowser Lake Group. In the southwest part of the claim block, the Bowser Lake sediments are in contact with a northeast-trending fault-bounded block of sediments belonging to the younger Skeena Group. The Bowser Lake and Skeena Group sediments are intruded by, and hornfelsed by, intrusives of the Coast Plutonic Complex and/or perhaps other ages. The northern contact of the Skeena Group sediments is a major northeast trending fault, which appears to be an important regional control to zones of mineralization in the area.

In 2012, prospector John Kemp discovered a 50 metre wide stockwork/breccia zone on the Teako property. Disseminated sulfides (pyrite, chalcopyrite, galena) are present within the stockwork zone, which is accompanied by a large zone of carbonate-sericite alteration. In a separate area of the property, Mr. Kemp discovered an area of epithermal veining. He also discovered widespread quartz veining and massive sulfides (pyrite, pyrrhotite, chalcopyrite) within sediments on the claims.

Based on the regional setting and on these new discoveries, the property almost certainly warrants further work. The original report was written in February 2013. The author of the report, geologist Linda Caron, M. Sc., P. Eng., has revisited the property as of November 11, 2013.

From October 1, 2013 to October 11, 2013 John Kemp, the original owner, who will be assisting our geologist to assess the claims, visited the property to cut approximately 3km of lines and take 21 chip and grab samples for analysis. The samples have been sent to Acme Analytical Laboratories in Vancouver, Canada for analysis. The analytical report will be sent to our geologist. Linda Caron who visited the site on November 11 and 12, 2013 in order to verify Mr. Kemp’s work. She took additional samples and examined the site in more detail than her previous visit with the view to making specific recommendations regarding the scope or details for further work which would include property-wide prospecting, stream sampling, geological mapping, additional line cutting, rock sampling and possible soil sampling. Her summary report has been filed as an exhibit to this filing.

Based on the additional work done by Mr. Kemp and the summary report submitted by our geologist, the Company has staked an additional 112 cells (claims) adding 4442.992 acres for a current total of 7098.122 acres.

On the additional set of cells, the Company has also received positive news. The cells are scattered with visible epithermal veins. Geologically, this indicates these cells are potentially sitting on a formation that could be productive, though there is no assurance that any gold or other valuable minerals are present. The Company will pursue this area with a small to medium size exploration program.Our plan of operation is to conduct exploration work on the claims in order to ascertain whether they possess economic quantities of gold or other minerals. There can be no assurance that economic mineral deposits or reserves exist on the claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. Mineral property exploration is generally conducted in phases. Each subsequent phase of exploration work is analyzed and recommended by a geologist based on the results from the most recent phase of exploration.

OWLHEAD MINERALS CORP. CLAIMS

Mineral Titles Online

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Owlhead Minerals Corp. Claims
1015741
103P.018
103P.019
103P.020
93M.011
103P.008
103P.010
93M.001
103I.098
103I.099
103I.100
93L.091
103I.089
103I.090
GITANYOW 2
GITWANGAK 1
GITWANGAK 2
KITSEGUECLA
TUM-BAH 5
KITWANGA
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
First Nations Treaty Related Lands
First Nations Treaty Lands
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
0
3.75
7.5 km.
Map center: 55°2' N, 128°15' W
Scale: 1:211,352

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not traded on any market at this time. As our stock is not traded as yet, the high and low bid information of our common stock is not available.

As of August 12, 2014, we had approximately 32 shareholders of record.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 10, 2013, the Company issued 554,000 shares of common stock to a company controlled by the Chief Financial Officer of the Company to settle a debt of $138,500. On July 10, 2013, the Company also issued 680,000 shares of common stock to a company controlled by the President of the Company to settle a debt of $170,000.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer agent

Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are an exploration stage company and have not yet generated or realized any revenues from our current business operations. We are not going to buy any significant equipment during the next twelve months. We do not expect significant changes in the number of employees.

Teako Property

On December 18, 2012, the Company entered into an agreement to acquire a 100% interest in 16 mineral claims located in British Columbia, Canada for Cdn$10,000 in cash and 1,500,000 in common shares.

To earn this interest, the Company must make a payment of Cdn$10,000 (paid) and issue a total of 1,500,000 shares of common stock as follows:

●	150,000 shares of common stock upon the completion of a satisfactory initial geological report on the claims by a qualified and independent geologist (issued with a fair value of $15,000);

●	150,000 shares of common stock on upon completion of an initial work program of up to Cdn$50,000 and the completion of a satisfactory 43-101 report on the claims;

●	200,000 shares of common stock upon completion of a work program costing up to Cdn$200,000 showing satisfactory results; and

●	1,000,000 shares of common stock upon the successful results of a ten-hole drilling program.

The option or retains a 2.5% net smelter royalty of which it can be purchased for $1,000,000 by the Company.

On November 20, 2013, the Company staked additional mineral claims adjacent to the area for $3,545.

As at March 31, 2014, we had cash of $16,376. For the next twelve months, we have insufficient funds for our proposed exploration program and meet the costs associated with our ongoing reporting obligations. Accordingly, we will require additional financing to meet these costs. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from related parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

Results of Operations

For the year ended March 31, 2014, the Company incurred a net loss of $319,287 (2013 - $142,349). Consulting fees for the year ended March 31, 2013 were $160,144 (2013 - $40,792) and mineral exploration costs were of $39,504 (2013 - $15,924).

Management fees were $90,000 in the year ended March 31, 2014 (2013 - $81,000).

Professional fees for the year ended March 31, 2014 were $22,407 (2013 - $1,525) due to audit and legal fees relating to the S-1 filing.

For the year ended March 31, 2014, $185,144 of operating costs (2013 - $51,209) were non-cash and paid for via prior issuance of shares, amortized over one-to-two years depending on the contract.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $16,376 and a working capital deficit of $76,451. During the year ended, March 31, 2014, we issued 1,234,000 shares to settle related party debt of $308,500.

The Company requires additional financing in order to continue to pursue our plan of operations over the next 12 months. There is no assurance that additional funding will be successfully completed. The Company has no employees other than officers and uses consultants as and when necessary.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the following:

Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

PART II

ITEM 8. FINANCIAL STATEMENTS.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

March 31, 2014

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Owlhead Minerals Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Owlhead Minerals Corp. (An Exploration Stage Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from July 25, 2005 (date of inception) to March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and accumulated from July 25, 2005 (date of inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

June 25, 2014

Owlhead Minerals Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2014	March 31, 2013
	$	$
ASSETS

Current Assets

Cash	16,376	56,563
Amounts receivable	258	340
Prepaid expenses and deposits	1,000	4,500
Total Current Assets	17,634	61,403
Mineral property acquisition costs (Note 3)	29,919	26,374
Total Assets	47,553	87,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	7,085	–
Due to related parties (Note 4)	87,000	308,666
Total Liabilities	94,085	308,666

Nature of operations and continuance of business (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 14,059,000 and 12,825,000 shares issued and outstanding, respectively	14,059	12,825
Additional paid-in capital	784,941	477,675
Deferred compensation (Note 5)	(133,647)	(318,791)
Deficit accumulated during the exploration stage	(711,885)	(392,598)
Total Stockholder’s Deficit	(46,532)	(220,889)
Total Liabilities and Stockholder’s Deficit	47,553	87,777

Owlhead Minerals Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

			Accumulated from
			July 25, 2005
			(date of inception)
	Year Ended	Year Ended	to
	March 31, 2014	March 31, 2013	March 31, 2014
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees (Note 5)	160,144	40,792	234,436
Foreign exchange loss	275	680	955
General and administrative	6,957	2,428	12,109
Management fees (Note 4)	90,000	81,000	384,000
Mineral exploration costs (Note 3)	39,504	15,924	55,428
Professional fees	22,407	1,525	24,957

Total Expenses	319,287	142,349	711,885

Net Loss and Comprehensive Loss	(319,287)	(142,349)	(711,885)

Net Loss Per Share, Basic and Diluted	(0.02)	(0.01)

Weighted Average Shares Outstanding	13,511,307	9,645,479

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from July 25, 2005 (Date of Inception) to March 31, 2014

(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Deferred	Exploration
	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance, July 25, 2005 (Date of Inception) and March 31, 2006	–	–	–	–	–	–
Net loss for the year	–	–	–	–	(3,500)	(3,500)
Balance, March 31, 2007	–	–	–	–	(3,500)	(3,500)
Net loss for the year	–	–	–	–	(42,000)	(42,000)
Balance, March 31, 2008	–	–	–	–	(45,500)	(45,500)
Net loss for the year	–	–	–	–	(42,000)	(42,000)
Balance, March 31, 2009	–	–	–	–	(87,500)	(87,500)
Net loss for the year	–	–	–	–	(45,158)	(45,158)
Balance, March 31, 2010	–	–	–	–	(132,658)	(132,658)

Common stock issued for cash at $0.10 per share	8,000,000	8,000	–	–	–	8,000
Net loss for the year	–	–	–	–	(55,186)	(55,186)
Balance, March 31, 2011	8,000,000	8,000	–	–	(187,844)	(179,844)
Net loss for the year	–	–	–	–	(62,405)	(62,405)
Balance, March 31, 2012	8,000,000	8,000	–	–	(250,249)	(242,249)

Common stock issued pursuant to mineral property option agreement	150,000	150	14,850	–	–	15,000

Common stock issued for services	3,700,000	3,700	366,300	(318,791)	–	51,209

Common stock issued for cash at $0.10 per share	975,000	975	96,525	–	–	97,500
Net loss for the year	–	–	–	–	(142,349)	(142,349)
Balance, March 31, 2013	12,825,000	12,825	477,675	(318,791)	(392,598)	(220,889)
Common stock issued to settle related party debt	1,234,000	1,234	307,266	–	–	308,500

Stock-based compensation charged to operations	–	–	–	185,144	–	185,144
Net loss of the year	–	–	–	–	(319,287)	(319,287)
Balance, March 31, 2014	14,059,000	14,059	784,941	(133,647)	(711,885)	(46,532)

OWLHEAD MINERERALS CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

			Accumulated from
			July 25, 2005
			(date of inception)
	Year Ended	Year Ended	to
	March 31, 2014	March 31, 2013	March 31, 2014
	$	$	$

Operating Activities

Net loss	(319,287)	(142,349)	(711,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	185,144	51,209	236,353

Changes in operating assets and liabilities:
Amounts receivable	82	(340)	(258)
Prepaid expenses and deposits	3,500	(4,500)	(1,000)
Accounts payable	7,085	–	7,085
Due to related parties	86,834	62,000	395,500

Net Cash Used In Operating Activities	(36,642)	(33,980)	(74,205)
Investing Activities
Acquisition of mineral properties	(3,545)	(11,374)	(14,919)
Net Cash Used In Investing Activities	(3,545)	(11,374)	(14,919)
Financing Activities
Proceeds from common stock issued	–	97,500	105,500
Net Cash Provided By Financing Activities	–	97,500	105,500
Increase (Decrease) in Cash	(40,187)	52,146	16,376
Cash, Beginning of Period	56,563	4,417	–
Cash, End of Period	16,376	56,563	16,376

Non-cash Investing and Financing Activities:
Common stock issued pursuant to mineral property option agreement	–	15,000	15,000
Common stock issued recorded as deferred compensation	–	318,791	318,791
Common stock issued to settle related party debt	308,500	–	308,500

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Owlhead Minerals Corp. (the “Company”) was incorporated in the State of Nevada on July 25, 2005. On April 21, 2008, the name was changed from Eardley Ventures to Owlhead Minerals Corp. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On September 25, 2012, Owlhead Minerals (BC) Corp., the Company’s wholly owned subsidiary, was incorporated in the province of British Columbia, Canada to carry out exploration of mineral property claims in the province of British Columbia.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2014, the Company has a working capital deficiency of $76,451 and has accumulated losses of $711,885 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Owlhead Minerals (BC) Corp. All inter-company accounts and transactions have been eliminated on consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(d)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(e)	Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)	Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(j)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(k)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

Mineral property acquisition costs:

	March 31, 2014	March 31, 2013
	$	$

Balance, beginning of year	26,374	–

Additions	3,545	26,374
Balance, end of year	29,919	26,374

Mineral exploration costs:

	Year ended	Year ended
	March 31, 2014	March 31, 2013
	$	$

Accommodation and meals	1,627	1,082
Assays	1,214	–
Claims maintenance fees	–	1,450
Equipment rental	1,994	–
Geological consulting	33,001	10,417
Reports and maps	475	2.097
Travel	1,193	878
	39,504	15,924

Teako Property

On December 18, 2012, the Company entered into an agreement to acquire a 100% interest in 16 mineral claims located in British Columbia, Canada for Cdn$10,000 in cash and 1,500,000 in common shares.

To earn this interest, the Company must make a payment of Cdn$10,000 (paid) and issue a total of 1,500,000 shares of common stock as follows:

●	150,000 shares of common stock upon the completion of a satisfactory initial geological report on the claims by a qualified and independent geologist (issued with a fair value of $15,000);

●	150,000 shares of common stock on upon completion of an initial work program of up to Cdn$50,000 and the completion of a satisfactory 43-101 report on the claims;

●	200,000 shares of common stock upon completion of a work program costing up to Cdn$200,000 showing satisfactory results; and

●	1,000,000 shares of common stock upon the successful results of a ten-hole drilling program.

The option or retains a 2.5% net smelter royalty of which it can be purchased for $1,000,000 by the Company.

On November 20, 2013, the Company staked additional mineral claims adjacent to the area for $3,545.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

4.	Related Party Transactions

(a)	During the year ended March 31, 2014, the Company incurred management fees of $48,000 (2013 - $43,500) to a company controlled by the President of the Company.

(b)	During the year ended March 31, 2014, the Company incurred management fees of $42,000 (2013 - $37,500) to a company controlled by the Chief Financial Officer of the Company.

(c)	As at March 31, 2014, the Company owes $48,000 (March 31, 2013 - $171,500) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at March 31, 2014, the Company owes $nil (2013 - $166) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at March 31, 2014, the Company owes $39,000 (March 31, 2013 - $137,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at March 31, 2014, the Company had $1,000 (March 31, 2013 - $1,000) in prepaid expense incurred to a Director of the Company. During the year ended March 31, 2014, the Company incurred consulting fees of $150,000 (2013 - $36,626) to a Director of the Company.

5.	Common Stock

(a)	On July 10, 2013, the Company issued 680,000 shares of common stock with a fair value of $68,000 to a company controlled by the President of the Company to settle related party debt of $170,000. This resulted in a gain on settlement of debt of $102,000 which was recorded as additional paid-in capital.

(b)	On July 10, 2013, the Company issued 554,000 shares of common stock with a fair value of $55,400 to a company controlled by the Chief Financial Officer of the Company to settle related party debt of $138,500. This resulted in a gain on settlement of debt of $83,100 which was recorded as additional paid-in capital.

(c)	On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company. During the year ended March 31, 2014, $150,000 (2013 - $36,626) was expensed as consulting fees. As of March 31, 2014, the remaining amount of $113,374 (2013 - $263,374) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(d)	On November 1, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a mining consultant. During the year ended March 31, 2014, $25,000 (2013 - $10,417) was expensed as mineral exploration costs. As of March 31, 2014, the remaining amount of $14,583 (2013 - $39,583) was recorded as deferred compensation and will be expensed as mineral exploration costs pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(e)	On November 1, 2012, the Company issued 200,000 shares of common stock with a fair value of $20,000. During the year ended March 31, 2014, $10,144 (2013 - $4,166) was expensed as consulting fees. As of March 31, 2014, the remaining amount of $5,690 (2013 - $15,834) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

6. Commitments

(a)	On January 1, 2010, the Company entered into an agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into an agreement of the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

OWLHEAD MINERALS CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

6.	Commitments (continued)

(c)	On November 1, 2012, the Company entered into a mining advisory agreement with a consultant commencing November 1, 2012 and terminating on October 31, 2014. The Company issued 500,000 shares of common stock. Refer to Note 5(a).

(d)	On November 1, 2012, the Company entered into a business advisory agreement with a consultant commencing November 1, 2012 and terminating on October 31, 2014. The Company issued 200,000 shares of common stock. Refer to Note 5(b).

(e)	On January 1, 2013, the Company entered into an executive services agreement with a director of the Company commencing January 1, 2013 and terminating December 31, 2014. The Company issued 3,000,000 shares of common stock. The Company is to also pay $1,500 on the first day of each month once the Company has raised a total of $135,000. Refer to Note 5(c).

7.	Income Taxes

The Company has net operating losses carried forward of $656,456 available to offset taxable income in future years which commence expiration in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
	$	$

Income tax recovery at statutory rate	(108,558)	(48,399)
Valuation allowance change	108,558	48,399
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2014 and 2013, are as follows:

	2014	2013
	$	$

Net operating losses carried forward	223,195	128,069
Resource pools	18,846	5,414
Valuation allowance	(242,041)	(133,483)
Net deferred income tax asset	–	–

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee: The lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name of Director or Executive Officer	Age	Current Position and Office	Date of Position & Term of Office

Geoffrey Armstrong	72	President, Secretary and Director	February 28, 2007 Term: one year

Edward Low	43	Chief Financial Officer, Director	January 1, 2009 Term: one year

James R. King	78	Director	January 1, 2013 Term: one year

Geoff Armstrong, President, Secretary, Director. B.A. Concordia University, Montreal, 1967. Mr. Armstrong, the Company’s President, Secretary and Director holds a Bachelor of Arts degree from Concordia University in Montreal, Canada. He has worked as a consultant to or officer to a number of public and private companies since 1990. He has been president of Owlhead Minerals Corp. since February 2008 and the president of Kouzelne Mesto Ltd., since inception. Kouzelne Mesto Ltd. is a private business services company incorporated in Prague, Czech Republic on April 6, 1995. Kouzelne Mesto Ltd. was organized in order to prepare and assist with the preparation of internal corporate documents for companies worldwide, assist with regulatory compliance and act as liaison with securities attorneys and auditors. Mr. Armstrong served as a Corporate Secretary of Asia Properties, Inc., (ASPZ.PK) from March, 2003 to September 2013. Asia Properties, Inc. is a junior mining and exploration company focused on gold and resources mining. Asia Properties, Inc. holds exploratory claims in the Province of Quebec, Canada and the Province of Newfoundland, Canada. Mr. Armstrong’s duties on behalf of Asia Properties included the preparation and assistance with the preparation of internal corporate documents, preparation and assistance with the preparation of state and federal filings, corporate communications, liaison with securities attorneys and auditors and supervising state and SEC filing procedures. He was also the founder of Yinfu Gold Corporation, (ELRE.OTCBB) (formerly Element92 Resources Corp.,) a gold mining company based in China. Element92 was incorporated in the State of Wyoming in September 2005. Mr. Armstrong served as President, Secretary and Director of ELRE from February 2007 to April 2010. He was the secretary of Sino BioEnergy Corp. (SFBE.PK) (Formerly Sino Fibre Communications, Inc.) from May 2011 to September 2013. Director of Sino Bioenergy from December 2012 to September 2013. SFBE is a China-based producer of energy from waste. The Company uses its patented technology to bio-degrade waste into fertilizer, fuel blocks, building materials, paving materials, and wooden-plastic products. Sino Bioenergy processes municipal household waste, construction waste, kitchen waste, and sludge and develops biomass fuel plants.

Mr. Armstrong’s skills include skills developed and improved through his handling of the responsibilities required to manage companies for more than twenty years in positions ranging from president to corporate secretary. In these capacities, he has developed and maintained record and filing systems, organized and maintained communication systems, organized and chaired meetings, all of which required his organizational and management skills. Starting in the early 1980’s he worked as a freelance writer and later as a business writer where he honed his writing skills. As a corporate secretary he has been responsible for the creation and/or editing of numerous news releases, informational material for use in websites, business documents such as corporate resolutions and board meeting minutes, business agreements, SEC filing documents such as registration statements, annual and quarterly reports and 8-K filings. In addition to his writing skills, over the past 30 years Mr. Armstrong has built upon the research skills he first developed in university.

Edward Low, Chief Financial Officer and Director. Mr. Low has provided accounting services to public companies for the past 17 years. Most recently, Mr. Low was the Controller for Nevada Geothermal Power Inc., an alternative energy company with an operating geothermal power plant in northern Nevada from February 2003 to June 2012. Mr. Low also served as CFO for Jersey Goldfields Corp. from April 1997 to April 2002, Newton Gold (formerly High Ridge Resources) from May 2004 to March 2006, and as accountant for Yinfu Gold Corp (formerly Element92 Resources) from April 2007 to June 2010. Since September 2004, Mr. Low has been the owner of HML Properties Inc, which holds a portfolio of residential real estate in various locations within Canada.

Mr. Low’s skills include financial reporting & accounting under IFRS and US GAAP, consolidation of financial statements, budgeting, variance analysis, internal controls, staff supervision, assisting with companies going public, various accounting and income tax software developed over the last 15 fifteen plus years of handling the various responsibilities required to serve in positions from company controller to chief financial officer.

James R. King, Director: Mr. King was appointed as a director on January 1, 2013. He has more than 30 years of experience in a variety of organizational, business ownership, and management capacities. From June 1966 to May 1975 Mr. King was a partner in Pender Holdings Inc. and Magic Lake Estates Ltd., a private, Canadian recreational land development company, and was involved in every aspect of this project, from conception to completion including: land purchase, planning developments, surveying, hiring, organizing construction crews, supervising staff and subcontractors, developing of advertising, marketing and sales programs. Mr. King was responsible for the development and sale of serviced properties associated with the development.

From April 1970 to September 1986, he was a partner in creating and developing a private architectural special interest, consumer and trade magazine “Select Home Designs” and a parallel home plan specialty business, Planners Plus Enterprises Ltd. This was sold to the communication and publishing company, Southam Communications in 1984. From April 1985 to June 1987 he was a partner in Future Apparatus Inc., a company that took a consumer product from an inventor’s idea through research and development to its l launch into the marketplace. Mr. King served as President of Kelly Kerr Energy Corp. (KYK.VSE) from August 1987 to February 1989, a public company exploring for oil, gas and gold.

In February 1997 he entered into a consulting agreement with KIK Tire Technologies Inc., (KIK.CDNX) a public company listed on the Canadian Venture Stock Exchange. His primary responsibility was the creation of the company’s investor relations program, and the raising of development capital. From May 1998 until July 2000, Mr. King undertook several small private consulting contracts to plan marketing programs for various consumer products, and also entered into a consulting agreement with FirstWirelessDirect Cellular Inc. a private company. From August, 1999 to January, 2006, he was president of Pacific Rim Solutions, a private US corporation, that sold vitamins via its web site, VitaminSales.com. The company was sold in January 2006.

In 2005, Mr. King was one of the principal founders of Alaska Pacific Energy Corp. He served as President, CEO and a director from January 2005 until he resigned from all positions in December 2011 so as to concentrate on the development of Owlhead Minerals Corp.

In early December 2011, Mr. King was asked to assist the Company in evaluating certain mining claims that had been offered to us. As a resident of British Columbia, Canada, Mr. King was able to visit various locations or meet with owners of prospective mining claims in that province. His familiarity with mining laws in British Columbia was also very helpful. These services, which he performed for the Company were invaluable to us. It should be noted that he performed these services without a contract. Mr. King has worked for and assisted with the development of mining projects in the past and his experience and knowledge, though not formal, helped us avoid wasting valuable time and resources. He also has numerous contacts in the mining industry and it was through these contacts that he was able to introduce the Company to Mr. Al Beaton (P.Eng. Mining), now acting as an Advisory Consultant to the Company. It was also Mr. King who introduced Mr. John Kemp to the Company. Mr. Kemp was the owner of the mining claims which we are in the process of developing. Mr. King visited the claims area and met with Mr. Kemp on several occasions. As soon as he was in a position to devote the time and energy to Owlhead Minerals Corp., we appointed him as a director.

Mr. King’s skills include the skills developed over many years of experience starting and managing a number of very successful companies including mining companies. He has held a British Columbia Prospector’s license for approximately 20 years. He is adept at reading and understanding topographic and geological maps and charts, understanding and interpreting assay reports and has a good understanding of geological terms. He has also used or supervised the use of drilling equipment and blasting materials to build roads and has a very good understanding of the workings of small and heavy equipment and understands electricity and electrical systems. In addition, he has spent many years in and around the area of the Company’s claims so he is in a good position to evaluate the region. This experience is also enhanced by the fact that he created and managed a successful architectural magazine for approximately fourteen years allowing him to develop extensive management, organizational and entrepreneurial skills. He also possesses negotiation skills, sales, merchandising and marketing skills and thoroughly understands corporate documents. He has an excellent understanding of stock markets, various types and methods of financial underwritings and understands corporate structuring with various types of shares.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Hours Per Week Devoted to the Company

Mr. Armstrong, President, Secretary, Director: 30 to 35 hours.

Mr. Low, Chief Financial Officer, Director: 25 to 30 hours

Mr. King, Director: 15 to 20 hours.

It should be understood that the times as noted are approximations and vary considerably depending on what the Company is engaged in at any given time. For example, when the Company is conducting an examination of its claims, Mr. King will devote considerably longer hours. Similarly, during audit periods, Mr. Low’s work hours can be double the above suggested average.

Allan J. Beaton, Advisory Consultant

Allan J Beaton (P.Eng. Mining) is a senior Mining Engineer registered with the Association of Professional Engineers and Geoscientists of British Columbia since 1978, He holds a degree in mining engineering from the Nova Scotia Technical College (now Dalhousie University). From October 1970 to October 1974 he was Mine Captain (Production) for Roan Selection Trust at the Mufulira Copper Mine in Zambia, Africa. This was the largest copper producer in the world, at the time, and was a 30,000 ton per day (tpd) underground mining facility. From February 1975 to February 1979 Mr. Beaton was Senior Mining and Project Engineer, for Cominco Ltd., at the Sullivan Mine in Kimberley, British Columbia, Canada. This was a 10,000tpd lead/zinc/silver underground mining operation. From April 1979 to July 1985 he was Mine Manager for Erickson Gold Mine Ltd. at their Erickson Gold Mine at Cassiar, British Columbia. This was a 300tpd high-grade gold underground mine. From August 1985 to the present he has been the President and owner of A.J. Beaton Mining Ltd,. an international consulting , mining, and mine construction company, based in North Vancouver, British Columbia. From June 1997 to June 2010 he was President and CEO of Uganda Gold Mining Ltd, a public junior mining and exploration company, listed on the VSE (Vancouver Stock Exchange). A key project was the 3000tpd Kilembe Copper-Cobalt Mine, Mill & Smelter. This rehabilitation project involved restoration of the underground mine facility, metallurgical research, and underground and surface diamond drilling. From August 1992 to the present he has served as President of Vicore Mining Developments Ltd., an underground mining contractor for civil and mineral projects, based in Vancouver, British Columbia. From May 2010 to the Present he has been Mine Manager of the Treasure Mountain Silver Mine owned by Huldra Silver Corporation, a TSX (Toronto Stock Exchange) listed company. This underground high-grade silver mine and mill is a 200tpd operation south of Merrit, British Columbia. Mr Beaton will be in charge of reviewing all projects presented to Owlhead Minerals Corp.

Significant Employees

We have no additional significant employees other than the officers and directors described above and Mr. Beaton on our Advisory Board.

Conflicts of Interest

There are no potential conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company:

1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice;

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors, all of whom are deemed independent as they do not hold positions as officers of our Company. Our audit committee is responsible for:

(1)	Selection and oversight of our independent accountant;

(2)	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

(3)	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

(4)	Engaging outside advisors; and,

(5)	Funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2012, 2013 and 2014 for the Company’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Comp. Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp. ($)	Nonqualified deferred comp. earnings ($)	All Other Comp.(1) ($)	Total $

Geoff Armstrong President, Chief Executive Officer, Secretary, Director	2012 2013 2014	33,000 43,500 48,000	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	33,000 43,500 48,000

Edward Low Chief Financial Officer and Director	2012 2013 2014	27,000 37,500 42,000	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	27,000 37,500 42,000

James R. King Director	2012 2013 2014	NIL NIL NIL	NIL NIL NIL	NIL 36,626(2) 150,000(2)	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL 36,626(2)\ 150,000(2)

(1) All other compensation includes health insurance and life insurance plans or benefits, car allowances, etc. The Company may omit information regarding group life, health, hospitalization, medical reimbursement or relocation plans that do not discriminate in scope, terms or operation, in favor of executive officers of directors of the registrant and that are available generally to all salaried employees.

(2) On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company, of which $36,626 was expensed as consulting fees which reflects the pro-rata share of the services provided to March 31, 2013 and $150,000 was expensed for the year ended March 31, 2014. The remaining amount of $113,374 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the year.

LTIP: “Long-Term Incentive Plan” means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company’s stock price, or any other measure, but excluding restricted stock, stock option and Stock Appreciation Rights (SAR) plans.

To date, no options to purchase shares of the Company’s common stock were granted.

Mr. Armstrong began working for the Company in the positions of President, Secretary and Director on February 14, 2007. Mr. Low began working for the Company as a consultant on February 28, 2007. At the time, the Company was still operating under its original name, Eardley Ventures. As their work load and time spent working for the company have increased, their compensation has increased also.

Mr. King provided consulting service for approximately two years prior to his becoming a director on January 1, 2013. He assisted the Company in its evaluation of potential mining acquisitions, visited mining projects, advised the Company on mining issues in British Columbia, conducted discussion with geologists and mine owners. He has held a Prospecting License in British Columbia for 20 years. Any agreements with Mr. King during this period were verbal. Our experience with Mr. King during this period confirmed that he would be a valuable addition to the board of directors and the grant of his stock award was commensurate with his contribution and abilities

Additional Compensation of Directors

We have no official plan or policy for compensating directors with stock options or stock awards. Other than pursuant to current salaries for their executive positions with the Company, if applicable, no other directors are currently compensated by the Company in consideration of their service as a director.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of March 31, 2014 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 14,059,000 common shares as of March 31, 2013.

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS

Kouzelne Mesto Ltd. (1) 27/93 Sokolovska Prague, Czech Republic 186 00	4,680,000	33.29%	Common

AE Financial Management Ltd. (2) 2730 E 54th Ave, Vancouver, British Columbia, Canada, V5S 1X8	4,554,000	32.39%	Common

James R. King (3) 250 H Street, #76 Blaine, WA 98230	3,000,000	21.34%	Common

Officers and Directors as a Group (three persons)	11,000,000	87.20%	Common

Beneficial Ownership of Securities: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through any means including the exercise of any option, warrant or conversion of a security.

(1) Kouzelne Mesto Ltd., is incorporated in the Czech Republic and is owned as to 100% by Geoffrey Armstrong, the President, Secretary and Director of the Company.

(2) AE Financial Management Ltd. is a company incorporated in British Columbia, Canada and is owned as to 100% by Edward Low, the Company’s Chief Financial Officer and a Director

(3) James R. King is a Director of the Company.

[1] The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Owlhead Minerals Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 14, 2007 the Company executed an executive services agreement with its president and director Mr. Geoff Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in this agreement was $2,000 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This executive services agreement was later revised on January 1, 2010. The total amount owed during this period was $68,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arms length.

On January 1, 2010 the Company executed a revised executive services agreement with its president and director Mr. G. Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in this revised agreement was $2,500 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This revised agreement was modified on January 1, 2012. The total amount owed during this period was $60,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arms length.

On January 1, 2012, pursuant to the terms of the revised executive services agreement dated January 1, 2010, with its president and director Mr. G. Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in the revised agreement was increased to $3,500 per month This revised agreement was later modified on January 1, 2013. The total amount owed during this period was $37,500. No interest was paid and no interest is owed respecting this amount. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. The agreement was not at arm’s length.

On January 1, 2010 the Company executed a management services agreement with its chief financial officer and director Mr. Edward Low through Mr. Low’s private company, AE Financial. The basic remuneration in this revised agreement was $2,000 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. The agreement was not at arms length.

On January 1, 2013 the Company executed a revised executive services agreement with its president and director Mr. G. Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in this revised agreement was $4,000 per month. The total amount owed during this period (January to September 2013) was $28,500. No interest was paid and no interest is owed respecting this amount. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. The agreement was not at arms length.

On February 28, 2007 the Company executed a consulting services agreement Mr. Edward Low through Mr. Low’s private company, AE Financial Management Ltd. The basic remuneration in this agreement was $1,500 per month. On January 1, 2010 the Company revised remuneration to $2,000 per month. The total amount owed during this period was $51,000. No interest was paid and no interest is owed respecting this amount. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. The agreement was not at arms length.

On January 1, 2010 the Company executed a revised the services agreement with Mr. Edward Low through Mr. Low’s private company, AE Financial Management Ltd. The basic remuneration in this revised agreement was $2,000 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This revised agreement was modified on January 1, 2012. The total amount owed during this period was $48,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arm’s length.

On January 1, 2012, pursuant to the terms of the revised services agreement dated January 1, 2010 with Mr. Edward Low through Mr. Low’s private company, AE Financial Management Ltd., the basic remuneration was increased to $2,500 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This revised agreement was modified on January 1, 2013. The total amount owed during this period was $32,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arm’s length.

On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company, of which $36,626 was expensed as consulting fees which reflects the pro-rata share of the services provided to March 31, 2013. The remaining amount of $263,374 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the year.

On July 10, 2013 Mr. Armstrong and the Company agreed to settle a debt to Mr. Armstrong of $170,000 by the issuance of 680,000 restricted shares, pursuant to the revised executive services agreement noted above. The shares were issued to Mr. Armstrong through his company, Kouzelne Mesto Ltd. on July 10, 2013 at an agreed upon price of $0.25 per share. The agreement was not at arms length.

Also on July 10, 2013 Mr. Low and the Company agreed to settle a debt to Mr. Low of $138,500 by the issuance of 554,000 restricted shares, pursuant to the revised management services agreement noted above. The shares were issued to Mr. Low through his company, AE Financial Management Ltd. on July 10, 2013 at an agreed upon price of $0.25 per share. The agreement was not at arms length.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company other than those noted above or in any presently proposed transaction that has or will materially affect us:

* Any of our directors or officers;

* Any person proposed as a nominee for election as a director;

* Our promoter(s) Mr. Armstrong, Mr. Low and Mr. King;

* Any member of the immediate family of any of the foregoing persons..

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2014		$15,900
2013	$	NIL

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2014	$	NIL
2013	$	NIL

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$	NIL
2013	$	NIL

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$	NIL
2013	$	NIL

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Incorporation filed with State of Nevada, July 25, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, April 21, 2008. (1)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Consultant Services Agreement between the Registrant and Edward Low dated February 28, 2007. (1)

10.3	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2010. (1)

10.4	Management Services Agreement between the Registrant and Edward Low dated January 1, 2010. (1)

10.5	Form of Owlhead Minerals Corp. Regulation S Subscription Agreement. (1)

10.6	Mining Consultant Agreement between the Registrant and Allan Beaton (P.Eng. Mining) dated November 1, 2012. (1)

10.7	Business Consultant Agreement between the Registrant and Alex McPherson dated November 1, 2012. (1)

10.8	Option Agreement to Acquire Claims between the Registrant and John Kemp dated December 1, 2012. (1)

10.9	Executive Services Agreement between the Registrant and James R. King dated January 1, 2013. (1)

10.10	Revised Management Services Agreement between the Registrant and Edward Low dated January 1, 2013. (1)

10.11	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2013. (1)

10.12	Debt Settlement Agreement between the Registrant and G. Armstrong through his company Kouzelne Mesto Ltd. dated July 10, 2013. (1)

10.13	Debt Settlement Agreement between the Registrant and Edward Low through his company AE Financial dated July 10, 2013.

14	Code of Ethics. (1)

21.	Articles of Incorporation of Owlhead Minerals (BC) Corp. the Company’s wholly owned subsidiary, incorporated in the Province of British Columbia, Canada dated September 25, 2012. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Preliminary Report on the Teako Property by L. Caron (M. Sc., P.Eng.) dated Feb. 22, 2013. (1)

99.2	Consent Letter from John Kemp to the Registrant granting permission to include his work in the disclosure dated August 1, 2013 (1)

(*1) Incorporated by reference. Filed pursuant to Form S-1 Registration Statement filed November 26, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWLHEAD MINERALS CORP.

/s/ Geoffrey Armstrong
Geoffrey Armstrong
President, Chief Executive Officer and Director
Date: September 2, 2014

/s/ Edward Low
Edward Low
Chief Financial Officer and Director
Date: September 2, 2014

