Form 10-Q
period 2014-06-30
Owlhead Minerals Corp.
filed 2014-12-16
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189359

OWLHEAD MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 H Street #123 Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

(360) 392-2841

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 16, 2014, the Company had 14,059,000 shares of common stock outstanding.

OWLHEAD MINERALS CORP.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  June 30, 2014 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

OWLHEAD MINERALS CORP.

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

3

Owlhead Minerals Corp.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2014 $	March 31, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	14,464	16,376
Amounts receivable	267	258
Prepaid expenses and deposits	1,000	1,000

Total Current Assets	15,731	17,634

Mineral property acquisition costs (Note 3)	29,919	29,919

Total Assets	45,650	47,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	11,766	7,085
Due to related parties (Note 4)	109,500	87,000

Total Liabilities	121,266	94,085
Nature of operations and continuance of business (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deferred compensation (Note 5)	(87,524)	(133,647)
Deficit accumulated during the exploration stage	(787,092)	(711,885)

Total Stockholder’s Deficit	(75,616)	(46,532)

Total Liabilities and Stockholder’s Deficit	45,650	47,553

(The accompanying notes are an integral part of these consolidated financial statements)

Owlhead Minerals Corp.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $

Revenue	–	–

Expenses

Consulting fees (Note 4)	39,990	39,894
Foreign exchange loss	162	11
General and administrative	322	3,825
Management fees (Note 4)	22,500	22,500
Mineral exploration costs	6,233	6,112
Professional fees	6,000	10,702

Total Expenses	75,207	83,044

Net Loss and Comprehensive Loss	(75,207)	(83,044)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	14,059,000	12,825,000

(The accompanying notes are an integral part of these consolidated financial statements)

OWLHEAD MINERALS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $

Operating Activities

Net loss	(75,207)	(83,044)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	46,123	46,006

Changes in operating assets and liabilities:
Amounts receivable	(9)	340
Accounts payable and accrued liabilities	4,681	4,000
Prepaid expenses and deposits	–	3,500
Due to related parties	22,500	19,500

Net Cash Used In Operating Activities	(1,912)	(9,698)

Decrease in Cash	(1,912)	(9,698)

Cash, Beginning of Period	16,376	56,563

Cash, End of Period	14,464	46,865

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

OWLHEAD MINERALS CORP.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Owlhead Minerals Corp. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2014, the Company has a working capital deficiency of $105,535 and has accumulated losses of $787,092 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Principles of Consolidation

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

	(b)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

The optionor retains a 2.5% net smelter royalty of which it can be purchased for $1,000,000 by the Company. The Company purchased some additional claims in the same area.

OWLHEAD MINERALS CORP.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(Unaudited)

4.	Related Party Transactions

	(a)	During the three months ended June 30, 2014, the Company incurred management fees of $12,000 (2013 - $12,000) to a company controlled by the President of the Company.

	(b)	During the three months ended June 30, 2014, the Company incurred management fees of $10,500 (2013 - $10,500) to a company controlled by the Chief Financial Officer of the Company.

	(c)	During the three months ended June 30, 2014, the Company incurred consulting fees of $37,379 (2013 - $37,379) to a director of the Company.

	(d)	As at June 30, 2014, the Company had $1,000 (March 31, 2014 - $1,000) in prepaid expense incurred to a director of the Company.

	(e)	As at June 30, 2014, the Company owes $60,000 (March 31, 2014 - $48,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at June 30, 2014, the Company owes $49,500 (March 31, 2014 - $39,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Deferred Compensation

	(a)	On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company. During the period ended June 30, 2014, $37,397 (2013 - $37,397) was expensed as consulting fees. As of June 30, 2014, the remaining amount of $75,978 (March 31, 2014 - $113,374) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

	(b)	On November 1, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a mining consultant. During the period ended June 30, 2014, $6,233 (2013 - $6,233) was expensed as mineral exploration costs. As of June 30, 2014, the remaining amount of $8,350 (March 31, 2014 - $14,583) was recorded as deferred compensation and will be expensed as mineral exploration costs pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

	(c)	On November 1, 2012, the Company issued 200,000 shares of common stock with a fair value of $20,000. During the period ended June 30, 2014, $2,494 (2013 - $2,494) was expensed as consulting fees. As of June 30, 2014, the remaining amount of $3,196 (March 31, 2014 - $5,690) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

6.	Commitments

	(a)	On January 1, 2010, the Company entered into an agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

	(b)	On January 1, 2010, the Company entered into an agreement of the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

	(c)	On January 1, 2013, the Company entered into an executive services agreement with a director of the Company commencing January 1, 2013 and terminating December 31, 2014. The Company issued 3,000,000 shares of common stock. Refer to Note 5(a). The Company is to also pay $1,500 on the first day of each month once the Company has raised a total of $135,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Period from April 1, 2014 through June 30, 2014

In the three month period ended June 30, 2014, the Company incurred a loss of $75,207 (2013 - $83,044). Consulting fees for the three month period ended June 30, 2014 were $39,990 (2013 - $39,894), and mineral exploration costs in the three month period ended June 30, 2014 were $6,233 (2013 - $6,112).

Management fees were $22,500 in the three months ended June 30, 2014 (2013 - $22,500).

Professional fees for the three month period ended June 30, 2014 were $6,000 (2013 - $10,702) for the fiscal 2013 audit and first fiscal 2014 review.

In the three month period ended June 30, 2014, $46,123 of operating costs (2013 - $46,006) were non-cash and paid for, via issuance of shares in fiscal 2013, the fair value of the share issuances are being amortized over a period of one-to-two years depending on the contract.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Capital Resources and Liquidity

The Company has limited financial resources as at June 30, 2014 with funds on hand of $14,464 (March 31, 2014 - $16,376). As at June 30, 2014 the Company has a working capital deficit of $105,535 compared to $76,451 as at March 31, 2014.

Amounts due to related parties were $109,500 as at June 30, 2014 (March 31, 2014 - $87,000).

The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

The Company’s ability to continue as a going concern is dependent on its available cash and its ability to raise additional funds in the near future to support corporate operations and the exploration of our mineral property.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have no revenue generating assets. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

We will require additional financing to cover our costs that we expect to incur over the next twelve months.  We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing.  Additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.  In the absence of such financing, we will not be able to continue and our business plan will fail.

Cash from Financing Activities

We have funded our business to date from sales of our common stock but did not sell any common stock during the three months ended June 30, 2014. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

4

Future Financing

We will be continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective because there are material weaknesses in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended June 30, 2014.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Furnished herewith.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWLHEAD MINERALS CORP.

By:	/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer)
December 16, 2014

7