Form 10-Q
period 2014-09-30
Owlhead Minerals Corp.
filed 2014-12-19
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 16, 2014, the Company had 14,059,000 shares of common stock outstanding.

OWLHEAD MINERALS CORP.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

OWLHEAD MINERALS CORP.

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

3

Owlhead Minerals Corp.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2014 $	March 31, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	11,083	16,376
Amounts receivable	254	258
Prepaid expenses and deposits	1,000	1,000

Total Current Assets	12,337	17,634

Mineral property costs (Note 3)	29,919	29,919

Total Assets	42,256	47,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	12,715	7,085
Due to related parties (Note 4)	132,000	87,000

Total Liabilities	144,715	94,085

Nature of operations and continuance of business (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deferred compensation (Note 5)	(40,894)	(133,647)
Deficit	(860,565)	(711,885)

Total Stockholder’s Deficit	(102,459)	(46,532)

Total Liabilities and Stockholder’s Deficit	42,256	47,553

(The accompanying notes are an integral part of these consolidated financial statements)

Owlhead Minerals Corp.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Six Months Ended September 30, 2014 $	Six Months Ended September 30, 2013 $

Revenue	–	–	–	–

Expenses

Consulting fees (Note 4)	40,329	40,332	80,319	80,226
Foreign exchange loss (gain)	(227)	(7)	(65)	4
General and administrative	2,995	119	3,317	3,944
Management fees (Note 4)	22,500	22,500	45,000	45,000
Mineral exploration costs	6,301	6,180	12,534	12,292
Professional fees	1,575	5,950	7,575	16,652

Total Expenses	73,473	75,074	148,680	158,118

Net Loss and Comprehensive Loss	(73,473)	(75,074)	(148,680)	(158,118)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	13,102,227

(The accompanying notes are an integral part of these consolidated financial statements)

OWLHEAD MINERALS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2014 $	Six Months Ended September 30, 2013 $

Operating Activities

Net loss	(148,680)	(158,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	92,753	92,518

Changes in operating assets and liabilities:
Amounts receivable	4	340
Prepaid expenses and deposits	–	3,500
Accounts payable and accrued liabilities	5,630	3,001
Due to related parties	45,000	42,000

Net Cash Used In Operating Activities	(5,293)	(16,759)

Decrease in Cash	(5,293)	(16,759)

Cash, Beginning of Period	16,376	56,563

Cash, End of Period	11,083	39,804

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

OWLHEAD MINERALS CORP.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2014, the Company has a working capital deficiency of $132,378 and has accumulated losses of $860,565 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has limited operations and is considered to be in the development stage. During the period ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

OWLHEAD MINERALS CORP.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

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

4.	Related Party Transactions

(a)	During the six months ended September 30, 2014, the Company incurred management fees of $24,000 (2013 - $24,000) to a company controlled by the President of the Company.

(b)	During the six months ended September 30, 2014, the Company incurred management fees of $21,000 (2013 - $21,000) to a company controlled by the Chief Financial Officer of the Company.

(c)	During the six months ended September 30, 2014, the Company incurred consulting fees of $75,205 (2013 - $75,205) to a director of the Company.

(d)	As at September 30, 2014, the Company had $1,000 (March 31, 2014 - $1,000) in prepaid expense incurred to a director of the Company.

(e)	As at September 30, 2014, the Company owes $72,000 (March 31, 2014 - $48,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at September 30, 2014, the Company owes $60,000 (March 31, 2014 - $39,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Deferred Compensation

(a)	On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company. During the period ended September 30, 2014, $75,205 (2013 - $75,205) was expensed as consulting fees. As of September 30, 2014, the remaining amount of $38,169 (March 31, 2014 - $113,374) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

OWLHEAD MINERALS CORP.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

5.	Deferred Compensation - continued

(b)	On November 1, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a mining consultant. During the period ended September 30, 2014, $12,534 (2013 - $12,534) was expensed as mineral exploration costs. As of September 30, 2014, the remaining amount of $2,049 (March 31, 2014 - $14,583) was recorded as deferred compensation and will be expensed as mineral exploration costs pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(c)	On November 1, 2012, the Company issued 200,000 shares of common stock with a fair value of $20,000. During the period ended September 30, 2014, $5,014 (2013 - $5,014) was expensed as consulting fees. As of June 30, 2014, the remaining amount of $676 (March 31, 2014 - $5,690) was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on October 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

6.	Commitments

(a)	On January 1, 2010, the Company entered into an agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into an agreement of the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

(c)	On January 1, 2013, the Company entered into an executive services agreement with a director of the Company commencing January 1, 2013 and terminating December 31, 2014. The Company issued 3,000,000 shares of common stock. Refer to Note 5(a). The Company is to also pay $1,500 on the first day of each month once the Company has raised a total of $135,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Period from April 1, 2014 through September 30, 2014

In the six month period ended September 30, 2014, the Company incurred a loss of $148,680 (2013 - $158,118). Consulting fees for the six month period ended September 30, 2014 were $80,319 (2013 - $80,226), and mineral exploration costs in the six month period ended September 30, 2014 were $12,534 (2013 - $12,292).

Management fees were $45,000 for the six month period ended September 30, 2014 (2013 - $45,000).

Professional fees for the six month period ended September 30, 2014 were $7,575 (2013 - $16,652) relating to audit.

In the six month period ended September 30, 2014, $92,753 of operating costs (2013 - $92,518) were non-cash and paid for, via issuance of shares in fiscal 2013, the fair value of the share issuances are being amortized over a period of one-to-two years depending on the contract.

Capital Resources and Liquidity

The Company has limited financial resources as at September 30, 2014 with funds on hand of $11,083 (March 31, 2014 - $16,376). As at September 30, 2014, the Company has a working capital deficit of $132,378 compared to $76,451 as at March 31, 2014.

Amounts due to related parties were $132,000 as at September 30, 2014 (March 31, 2014 - $87,000).

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have no revenue generating assets. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six months ended September 30, 2014. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

4

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

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

No stock was sold during the six months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended September 30, 2014.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWLHEAD MINERALS CORP.

By:	/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer)
December 19, 2014

7