Form 10-Q
period 2014-12-31
Image International Group, Inc.
filed 2015-02-17
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189359

IMAGE INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8105 Birch Bay Square St. Suite 205, Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(518) 638-8192
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2015, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended December 31, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

3

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

December 31, 2014

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2014 $	March 31, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	7,138	16,376
Amounts receivable	–	258
Prepaid expenses and deposits (Note 4)	1,000	1,000
Total Current Assets	8,138	17,634
Mineral property costs	29,919	29,919
Total Assets	38,057	47,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	8,545	7,085
Due to related parties (Note 4)	159,500	87,000
Total Liabilities	168,045	94,085

Nature of operations and continuance of business (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deferred compensation (Note 5)	–	(133,647)
Accumulated deficit	(928,988)	(711,885)
Total Stockholder’s Deficit	(129,988)	(46,532)
Total Liabilities and Stockholder’s Deficit	38,057	47,553

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Expenses

Consulting fees (Note 5)	38,845	40,329	119,164	120,555
Foreign exchange loss (gain)	845	168	780	172
General and administrative	3,684	682	7,001	4,626
Management fees (Note 4)	22,500	22,500	67,500	67,500
Mineral exploration costs (Note 5)	2,049	20,549	14,583	32,841
Professional fees	500	1,500	8,075	18,152

Total Expenses	68,423	85,728	217,103	243,846

Net Loss and Comprehensive Loss	(68,423)	(85,728)	(217,103)	(243,846)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.01)	(0.02)	(0.02)

Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	13,413,263

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months	Nine months
	Ended	ended
	December 31, 2014	December 31, 2013
	$	$

Operating Activities

Net loss	(217,103)	(243,846)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	133,647	139,027
Changes in operating assets and liabilities:
Amounts receivable	258	90
Prepaid expenses and deposits	–	3,500
Accounts payable and accrued liabilities	1,460	6,795
Due to related parties	72,500	64,500
Net Cash Used In Operating Activities	(9,238)	(29,934)

Investing Activities
Acquisition of mineral properties	–	(3,600)
Net Cash Used In Investing Activities	–	(3,600)

Decrease in Cash	(9,238)	(33,534)

Cash, Beginning of Period	16,376	56,563
Cash, End of Period	7,138	23,029

Non-cash Investing and Financing Activities:
Common stock issued to settle related party debt	–	308,500

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Image International Group, Inc. (formerly Owlhead Minerals Corp.) (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2014, the Company has a working capital deficiency of $159,907 and has accumulated losses of $928,988 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Owlhead Minerals (BC) Corp. All inter-company accounts and transactions have been eliminated on consolidation.

(b)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

December 31, 2014

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

4.	Related Party Transactions

(a)	During the nine months ended December 31, 2014, the Company incurred management fees of $36,000 (2013 - $36,000) to a company controlled by the President of the Company.

(b)	During the nine months ended December 31, 2014, the Company incurred management fees of $31,500 (2013 - $31,500) to a company controlled by the Chief Financial Officer of the Company.

(c)	During the nine months ended December 31, 2014, the Company incurred consulting fees of $113,375 (2013 – $113,065) to a director of the Company.

(d)	As at December 31, 2014, the Company owes $89,000 (March 31, 2014 - $48,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at December 31, 2014, the Company owes $70,500 (March 31, 2014 - $39,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at December 31, 2014, the Company had $1,000 (March 31, 2014 - $1,000) in prepaid expense incurred to a director of the Company.

5.	Deferred Compensation

(a)	On November 1, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a mining consultant. During the period ended December 31, 2014, $14,583 (2013 - $18,473) was expensed as mineral exploration costs which reflects the pro-rata portion of the services provided to December 31, 2014. As of December 31, 2014, the remaining amount of $nil (March 31, 2014 - $14,583) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(b)	On November 1, 2012, the Company issued 200,000 shares of common stock with a fair value of $20,000. During the period ended December 31, 2014, $5,689 (2013 - $7,490) was expensed as consulting fees which reflects the pro-rata portion of the services provided to December 31, 2014. As of December 31, 2014, the remaining amount of $nil (March 31, 2014 - $5,689) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

(unaudited)

5.	Deferred Compensation (continued)

(c)	On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company. During the period ended December 31, 2014, $113,374 (2013 - $113,064) was expensed as consulting fees which reflects the pro-rata share of the services provided to December 31, 2014. As of December 31, 2014, the remaining amount of $nil (March 31, 2014 - $113,374) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

6.	Commitments

(a)	On January 1, 2010, the Company entered into an agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into an agreement of the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Period from September 30, 2014 through December 31, 2014

During the nine month period ended December 31, 2014, the Company incurred a loss of $217,103 (2013 - $243,846). Consulting fees for the nine month period ended December 31, 2014 were $119,164 (2013 - $120,555), and mineral exploration costs in the nine month period ended December 31, 2014 were $14,583 (2013 - $32,841).

Management fees were $67,500 in the nine months ended December 31, 2014 (2013 - $67,500).

Professional fees for the nine month period ended December 31, 2014 were $8,075 (2013 - $18,152) relating to audit fees.

In the nine month period ended December 31, 2014, $133,647 of operating costs (2013 - $139,027) were non-cash and paid for, via issuance of shares in fiscal 2013, the fair value of the share issuances were being amortized over a period of one-to-two years depending on the contract.

Following extensive research and discussion with an experienced gemstone and jewellery consultant, the Company decided to expand its business focus to include the acquisition of gemstone and other precious mineral resources and retail jewellery and gemstone outlets. In order to appropriately reflect the Company’s expanded and more comprehensive and inclusive business plan, the Company changed its name to Image International Group, Inc. on December 23, 2014.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Capital Resources and Liquidity

The Company has limited financial resources as at December 31, 2014 with funds on hand of $7,138 (March 31, 2014 - $16,376). As at December 31, 2014 the Company has a working capital deficit of $159,907 compared to $76,451 as at March 31, 2014.

Amounts due to related parties were $159,500 as at December 31, 2014 (March 31, 2014 - $87,000).

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

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Cash from Operating Activities

During the nine month period ended December 31, 2014, the Company used $9,238 (2013 - $29,934) to fund operations. Certain expenses that were amortized during this period were settled via share issuance in a prior period. Management fees have not been paid in order to maintain funds.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine months ended December 31, 2014. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

No stock was sold during the nine months ended December 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended December 31, 2014.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INTERNATIONAL GROUP, INC.

By:	/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer)

February 13, 2015

