Form 10-K
period 2015-03-31
Image International Group, Inc.
filed 2015-06-29
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission file number 333-189359

IMAGE INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8105 Birch Bay Square St., Suite 205

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

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of June 28, 2015, the aggregate market value of the voting and non-voting common equity was $1,405,900.

The number of shares outstanding of each of the issuer’s classes of common equity: As of June 26, 2015, there were 14,059,000 shares of Common Stock outstanding.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Image International Group, Inc. (“the Company”) was incorporated in the state of Nevada on July 25, 2005 under the name Eardley Ventures. On April 21, 2008, the name was changed to Owlhead Minerals Corp. On December 22, 2014, following a decision by the Company to expand its business focus to include the acquisition of gemstone and other precious mineral resources and with the goal of dealing directly with wholesale gemstone dealers and possibly jewelry outlets and in order to appropriately reflect the Company’s more comprehensive and inclusive business plan, the Company changed its name to Image International Group, Inc. On December 22, 2014 the Company also increased its authorized capital from 100,000,000 common shares to 1,000,000,000 common shares. The Company leases an office at 8105 Birch Bay Square St., Suite 205, Blaine WA 98230

In December 2012, the Company acquired a group of claims (“cells”) known as the Teako Property. The Teako cells are located half way between Terrace and Smithers, British Columbia and are near the original gold rush town of Hazelton B.C. which was founded in 1866, the site of the original gateway and staging area for the famous Omineca Gold rush days of 1869-1873.

Initially, a total of 20 cells were acquired totaling 296 hectares (approx. 730 acres). After preliminary examination of the area, the Company came to the conclusion that the area appeared to have significant potential. Therefore, Company management requested that the Prospector/Vendor stake more cells adjacent or adjoining the original claim group on behalf of the Company. An additional 778 hectares (approx. 1922 acres) were staked, bringing our land package to a total of 1074 hectares, or about 2652 acres. The cells have good access to many miles of new logging roads that have recently been opened up in the area. The additional cells were staked on behalf of the Company.

The Company acquired the initial cells for a cash payment of $10,000 in Canadian funds and 1.5-million restricted shares. The shares are to be issued pursuant to key events as follows:

1. 150,000 shares issued in the name of the Optionor or his assignees upon the completion of a satisfactory initial geological report on the claims by a qualified and independent geologist engaged by the Optionee. These shares have now been issued.

2. 150,000 shares issued in the name of the Optionor or his assignees upon completion of initial work program of up to CDN$50,000 and the completion of a satisfactory 43-101 report on the claims conducted or supervised by a qualified and independent geologist.

3. 200,000 shares issued in the name of the Optionor or his assignees upon the completion of a work program costing up to CDN$200,000 showing satisfactory results on the claims by a qualified and independent geologist engaged by the Optionee.

4. 1,000,000 shares issued in the name of the Optionor or his assignees upon successful results of a ten-hole drilling program.

On March 18, 2014 the Company’s Form S-1 Registration Statement was declared effective by the United States Securities and Exchange Commission and the Company commenced filing the required Disclosure Reports on From 8-K and its Annual and Quarterly reports.

Our initial focus is the exploration and development of the Teako Claims.

Work conducted on the Teako property in 2013 by independent geologist Linda Caron, confirmed a strong, large alteration and mineralization, aligning in a northeast –southwest trend over 3.4km (2.1 miles). Alteration includes pervasive carbonate-sericite alteration, and quartz flooding, and ranges in intensity from weak to very strong. Select grab samples returned grades to 20.98 g/t (0.74 oz/t) Au. Ms. Caron’s summary report has been filed as an exhibit to our Form S-1 filing. The Company needs to raise addition funding in order to complete a recommended work program on the property. The Company plans to raise up to US$300,000 for exploration work and general working capital purposes. The private placement will be conducted pursuant to Regulation S and Regulation D of the Securities Act. The share issuance price will be based on the Company’s 10-day average trading price. The Company has not had any discussions with any broker-dealers or other persons with regards to its financing plans.

In November 2014, following extensive research and discussions with an experienced international gemstone and jewelry entrepreneur, the Company decided to expand its business focus to include the acquisition of precious and semi-precious mineral resources. If the Company is successful in acquiring and developing such resources, and in being able to acquire precious and semi-precious mineral resources, or as a by-product of our metal mining, the Company plans to sell such product directly to wholesale jewelry and gemstone enterprises. Our additional focus for our expansion of interest will be the precious and semi-precious gemstones of Madagascar. Beginning in 1998, the Company president, Mr. Armstrong spent many months in Madagascar specifically dealing with gemstones and gemstone mining. In addition to the availability of highly valuable precious stones such as rubies, sapphires and emeralds, Madagascar is also the source of semi-precious gemstones including, alexandrite, amethyst, aquamarine, chrysoberyl, citrine, peridot, rose quartz, topaz, tourmaline, tsavorite, garnets and morganite beryl.

On May 13, 2015 the Company received the trading symbol IMGL from the Financial Industry regulatory Authority (FINRA). The Company is currently listed on the OTCQB.

Website

We currently maintain a website at www.imageinternationalgroupinc.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors.

Employees

We administer our business through consulting arrangements with our company’s officers, directors and other individuals.

Consultants

During the year ended March 31, 2015, the Company spent $133,747 on consultants for advisory services.

Offices

We maintain an office at 8105 Birch Bay Square St., Suite 205, Blaine, Washington 98230.

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

We have received a going concern opinion from our independent auditors’ report accompanying our March 31, 2014 and 2015 consolidated financial statements.

The independent auditors’ report accompanying our March 31, 2014 and 2015 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a “going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

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

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that our capital requirements in the next twelve months will be approximately $300,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

We currently expect a shortfall in funding of up to $300,000.

The Company currently expects a shortfall in funding of up to $300,000. Our business depends on raising additional capital to fund ongoing operations. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such financing could result in a material adverse effect, delay or indefinite postponement of further exploration and development of our projects with the possible loss of such assets. Further, any additional financing by the Company may subject existing shareholders to substantial dilution. If the Company is forced to sell some of its assets in a situation of distress, it may not recover their full value. Each project involves minimum lease payments and work commitments. In the event the Company is unsuccessful in raising funds in a timely fashion there is a risk project leases will terminate.

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

One of our executive officers and directors Mr. Armstrong serves on a full time basis. Mr. Low, the Company’s Chief Financial Officer and a Director works as a Chief Financial Officer for other companies. From time to time, Mr. Armstrong, the Company’s President, Secretary and a Director may occasionally devote part of his working time in a part-time, short-term advisory relationship with other corporate entities and will have short-term, part-time responsibilities to these other entities. In Mr. Armstrong’s case, such responsibilities will include the preparation of and assistance with the preparation of corporate documents and agreements, assistance with legal and regulatory documents, assistance with required legal and regulatory filings, assistance with the preparation and filing of quarterly and annual reports, disclosure forms and news releases. Mr. Low’s possible duties as CFO to other companies will include working as the bookkeeper assisting with the keeping of the books of account and assisting with the preparation of financial statements These potential relationships do not include advising or making decisions on business opportunities that might conflict with the Company’s business. None of our executive officers and directors is engaged in other businesses that present any potential for conflict of interest.

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

Risks Related to Our Common Stock

While we are listed or quoted on the OTCQB there may never be a viable market for our stock.

There may never be a market for our stock and shares held by our shareholders may have little or no value. Even though our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares.

Even if a market for our shares develops, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

The trading price of our common stock may fluctuate significantly and stockholders may have difficulty reselling their shares.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock.

Our common stock is subject to the “penny stock” rules of the SEC.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Because our stock is not traded on the NASDAQ National Market or the NASDAQ Small Cap Market and because the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

A majority of our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce, within the United States, any judgments obtained against us or any of our directors or officers.

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

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 14,059,000 shares of Common Stock outstanding as of March 31, 2015. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we have a working capital deficiency and accumulated losses since inception. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Tenure Number	Claim Name	Area (Ha)	Good To Date
1015035	Teako	296.49	2015/Dec/4
1015741	Owl	778.46	2016/Jan/6
1023887	Surprise	277.6273	2015/Nov/19
1023888	Lucky Dawg	1205.1729	2015/Nov/19
1023889	Little Dawg	592.8458	2015/Nov/19

Owlhead Minerals (BC) Corp., the 100% owned subsidiary of Image International Group, Inc., holds under-surface rights only to the property. The property is almost entirely covered by crown land. There are two small areas in the extreme eastern part of the property that have privately held surface rights. Under-surface (mineral) rights to these privately owned lands are held by Image International’s mineral claims which overlie them. Access to the lands with privately held surface rights, for mineral exploration purposes, is provided under Section 19 of the Mineral Tenure Act.

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

On the additional set of cells, the Company has also received positive news. The cells are scattered with visible epithermal veins. Geologically, this indicates these cells are potentially sitting on a formation that could be productive, though there is no assurance that any gold or other valuable minerals are present. The Company will pursue this area with a small to medium size exploration program. Our plan of operation is to conduct exploration work on the claims in order to ascertain whether they possess economic quantities of gold or other minerals. There can be no assurance that economic mineral deposits or reserves exist on the claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. Mineral property exploration is generally conducted in phases. Each subsequent phase of exploration work is analyzed and recommended by a geologist based on the results from the most recent phase of exploration.

IMAGE INTERNATIONAL GROUP, INC. CLAIMS

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We received our trading symbol on May 13, 2015, but our stock has not yet traded. As our stock is not traded as yet, the high and low bid information of our common stock has not changed from the initial bid and ask posted by the market maker. Currently that stands at $0.05 bid and $0.20 offer.

As of June 26, 2015, we had approximately 32 shareholders of record.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year ended March 31, 2015. On July 10, 2013, the Company issued 554,000 shares of common stock to a company controlled by the Chief Financial Officer of the Company to settle a related party debt of $138,500. On July 10, 2013, the Company also issued 680,000 shares of common stock to a company controlled by the President of the Company to settle a related party debt of $170,000.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

As at March 31, 2015, we had cash of $1,921. For the next twelve months, we have insufficient funds for our proposed exploration program and to meet the costs associated with our ongoing reporting obligations. Accordingly, we will require additional financing to meet these costs. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from related parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

Results of Operations

For the year ended March 31, 2015, the Company incurred a net loss of $245,998 (2014 - $319,287). Consulting fees for the year ended March 31, 2014 were $133,747 (2014 - $185,144) and mineral exploration costs were of $nil (2014 - $14,504).

Management fees were $90,000 in the year ended March 31, 2015 (2014 - $90,000).

Professional fees for the year ended March 31, 2014 were $12,479 (2014 - $22,407) due to audit and legal fees relating to the S-1 filing.

For the year ended March 31, 2015, $133,647 of operating costs (2014 - $185,144) were non-cash and paid for by prior issuance of shares, amortized over one-to-two years depending on the term of the contract.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $1,921 (2014 - $16,376) and a working capital deficit of $188,802 (2014 - $76,451).

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

ITEM 8. FINANCIAL STATEMENTS.

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

March 31, 2015

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Image International Group, Inc. (formerly Owlhead Minerals Corp.)

We have audited the accompanying consolidated balance sheets of Image International Group, Inc. (formerly Owlhead Minerals Corp.) (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

June 24, 2015

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2015 $	March 31, 2014 $

ASSETS

Current Assets

Cash	1,921	16,376
Amounts receivable	–	258
Prepaid expenses	1,000	1,000
Total Current Assets	2,921	17,634
Mineral property costs (Note 3)	29,919	29,919
Total Assets	32,840	47,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	9,723	7,085
Loan payable (Note 4)	5,000	–
Due to related parties (Note 5)	177,000	87,000
Total Liabilities	191,723	94,085

Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent event (Note 10)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deferred compensation (Note 7)	–	(133,647)
Deficit	(957,883)	(711,885)
Total Stockholder’s Deficit	(158,883)	(46,532)
Total Liabilities and Stockholder’s Deficit	32,840	47,553

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2015 $	Year Ended March 31, 2014 $

Expenses

Consulting fees (Note 7)	133,747	185,144
Foreign exchange loss (gain)	(814)	275
General and administrative	6,369	5,957
Management fees (Note 5)	90,000	90,000
Mineral exploration costs (Note 3)	–	14,504
Professional fees	12,479	22,407
Transfer agent fees	4,217	1,000
Total Expenses	245,998	319,287

Net Loss and Comprehensive Loss	(245,998)	(319,287)

Net Loss Per Share, Basic and Diluted	(0.02)	(0.02)

Weighted Average Shares Outstanding	14,059,000	13,511,307

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in	Deferred
	Shares	Amount	Capital	Compensation	Deficit	Total
	#	$	$	$	$	$

Balance, March 31, 2013	12,825,000	12,825	477,675	(318,791)	(392,598)	(220,889)
Common stock issued to settle related party debt	1,234,000	1,234	307,266	–	–	308,500
Deferred compensation charged to operations	–	–	–	185,144	–	185,144
Net loss for the year	–	–	–	–	(319,287)	(319,287)
Balance, March 31, 2014	14,059,000	14,059	784,941	(133,647)	(711,885)	(46,532)
Deferred compensation charged to operations	–	–	–	133,647	–	133,647
Net loss for the year	–	–	–	–	(245,998)	(245,998)
Balance, March 31, 2015	14,059,000	14,059	784,941	–	(957,883)	(158,883)

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2015 $	Year Ended March 31, 2014 $

Operating Activities

Net loss	(245,998)	(319,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation charged to operations	133,647	185,144

Changes in operating assets and liabilities:
Amounts receivable	258	82
Prepaid expenses	–	3,500
Accounts payable	2,638	7,085
Due to related parties	90,000	86,834

Net Cash Used In Operating Activities	(19,455)	(36,642)
Investing Activities
Acquisition of mineral properties	–	(3,545)
Net Cash Used In Investing Activities	–	(3,545)
Financing Activities
Proceeds from loan payable	5,000	–
Net Cash Provided By Financing Activities	5,000	–
Decrease in Cash	(14,455)	(40,187)
Cash, Beginning of Year	16,376	56,563
Cash, End of Year	1,921	16,376

Non-cash Investing and Financing Activities:
Common stock issued to settle related party debt	–	308,500

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Image International Group, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2005 as Eardley Ventures. On April 21, 2008, the name was changed from Eardley Ventures to Owlhead Minerals Corp. On December 22, 2014, the name was changed to Image International Group, Inc. The Company is an exploration stage company and its principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On September 25, 2012, Owlhead Minerals (BC) Corp., the Company’s wholly owned subsidiary, was incorporated in the province of British Columbia, Canada to carry out exploration of mineral property claims in the province of British Columbia.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2015, the Company has a working capital deficiency of $188,802 and has accumulated losses of $957,883 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(e)	Long-lived Assets

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

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the statement of operations.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. Therefore, the U.S. dollar is its functional currency. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the statement of operations.

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(j)	Loss Per Share

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

(m)	Reclassifications

Certain of the prior period amounts have been reclassified to conform to the current period’s presentation.

(n)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. During the year ended March 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

3.	Mineral Properties

Mineral property costs:

	March 31, 2015 $	March 31, 2014 $

Balance, beginning of year	29,919	26,374

Additions	–	3,545
Balance, end of year	29,919	29,919

Mineral exploration costs:

	Year ended March 31, 2015 $	Year ended March 31, 2014 $

Accommodation and meals	–	1,627
Assays	–	1,214
Equipment rental	–	1,994
Geological consulting	–	8,001
Reports and maps	–	475
Travel	–	1,193

	–	14,504

On December 18, 2012, the Company entered into an agreement to acquire a 100% interest in 16 mineral claims located in British Columbia, Canada for Cdn$10,000 in cash and 1,500,000 in common shares.

To earn this interest, the Company must make a payment of Cdn$10,000 (paid) and issue a total of 1,500,000 shares of common stock as follows:

●	150,000 shares of common stock upon the completion of a satisfactory initial geological report on the claims by a qualified and independent geologist (issued with a fair value of $15,000);

●	150,000 shares of common stock on upon completion of an initial work program of up to Cdn$50,000 and the completion of a satisfactory 43-101 report on the claims;

●	200,000 shares of common stock upon completion of a work program costing up to Cdn$200,000 showing satisfactory results; and

●	1,000,000 shares of common stock upon the successful results of a ten-hole drilling program.

The option or retains a 2.5% net smelter royalty of which it can be purchased for $1,000,000 by the Company.

On November 20, 2013, the Company staked additional mineral claims adjacent to the area for $3,545.

4.	Loan Payable

As at March 31, 2015, the Company owes $5,000 (2014 - $nil) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	During the year ended March 31, 2015, the Company incurred management fees of $48,000 (2014 - $48,000) to a company controlled by the President of the Company.

(b)	During the year ended March 31, 2015, the Company incurred management fees of $42,000 (2014 - $42,000) to a company controlled by the Chief Financial Officer of the Company.

(c)	As at March 31, 2015, the Company owes $96,000 (2014 - $48,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at March 31, 2015, the Company owes $81,000 (2014 - $39,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

6.	Common Stock

(a)	On July 10, 2013, the Company issued 680,000 shares of common stock with a fair value of $68,000 to a company controlled by the President of the Company to settle related party debt of $170,000. This resulted in a gain on settlement of debt of $102,000, which was recorded as additional paid-in capital.

(b)	On July 10, 2013, the Company issued 554,000 shares of common stock with a fair value of $55,400 to a company controlled by the Chief Financial Officer of the Company to settle related party debt of $138,500. This resulted in a gain on settlement of debt of $83,100, which was recorded as additional paid-in capital.

7.	Deferred Compensation

(a)	On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company. During the year ended March 31, 2015, $113,374 (2014 - $150,000) was expensed as consulting fees. As at March 31, 2015, $nil (2014 - $113,374) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(b)	On November 1, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a mining consultant. During the year ended March 31, 2015, $14,583 (2014 - $25,000) was expensed as consulting fees. As at March 31, 2015, $nil (2014 - $14,583) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

(c)	On November 1, 2012, the Company issued 200,000 shares of common stock with a fair value of $20,000 to a consultant. During the year ended March 31, 2015, $5,690 (2014 - $10,144) was expensed as consulting fees. As of March 31, 2015, $nil (2014 - $5,690) was recorded as deferred compensation. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the period.

8.	Commitments

(a)	On January 1, 2010, the Company entered into a management agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into a management agreement with the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

9.	Income Taxes

The Company has net operating losses carried forward of $937,871 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax recovery at statutory rate	(83,639)	(108,558)
Valuation allowance change	83,639	108,558
Provision for income taxes	–	–

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

9.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at March 31, 2015 and 2014 are as follows:

	2015 $	2014 $

Net operating losses carried forward	318,876	235,237
Resource pools	6,804	6,804
Valuation allowance	(325,680)	(242,041)
Net deferred income tax asset	–	–

10.	Subsequent Event

Subsequent to year end, the Company received total loan proceeds of $51,200 from an unrelated party, which is non-interest bearing, unsecured, and due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Current Position and Office	Date of Position & Term of Office
Geoffrey Armstrong	73	President, Secretary and Director	February 28, 2007 Term: one year

Edward Low	44	Chief Financial Officer, Director	January 1, 2009 Term: one year

Geoff Armstrong, President, Secretary, Director. B.A. Concordia University, Montreal, 1967. Mr. Armstrong, the Company’s President, Secretary and Director holds a Bachelor of Arts degree from Concordia University in Montreal, Canada. He has worked as a consultant to or officer to a number of public and private companies since 1990. He has been president of Image International Group, Inc. since February 2008 and the president of Kouzelne Mesto Ltd., since inception. Kouzelne Mesto Ltd. is a private business services company incorporated in Prague, Czech Republic on April 6, 1995. Kouzelne Mesto Ltd. was organized in order to prepare and assist with the preparation of internal corporate documents for companies worldwide, assist with regulatory compliance and act as liaison with securities attorneys and auditors. Mr. Armstrong served as a Corporate Secretary of Asia Properties, Inc., (ASPZ.PK) from March 2003 to September 2013. Asia Properties, Inc. is a junior mining and exploration company focused on gold and resources mining. Asia Properties, Inc. holds exploratory claims in the Province of Quebec, Canada and the Province of Newfoundland, Canada. Mr. Armstrong’s duties on behalf of Asia Properties included the preparation and assistance with the preparation of internal corporate documents, preparation and assistance with the preparation of state and federal filings, corporate communications, liaison with securities attorneys and auditors and supervising state and SEC filing procedures. He was also the founder of Yinfu Gold Corporation, (ELRE.OTCBB) (formerly Element92 Resources Corp.,) a gold mining company based in China. Element92 was incorporated in the State of Wyoming in September 2005. Mr. Armstrong served as President, Secretary and Director of ELRE from February 2007 to April 2010. He was the secretary of Sino BioEnergy Corp. (SFBE.PK) (Formerly Sino Fibre Communications, Inc.) from May 2011 to September 2013. Director of Sino Bioenergy from December 2012 to September 2013. SFBE is a China-based producer of energy from waste. The Company uses its patented technology to bio-degrade waste into fertilizer, fuel blocks, building materials, paving materials, and wooden-plastic products. Sino Bioenergy processes municipal household waste, construction waste, kitchen waste, and sludge and develops biomass fuel plants.

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

Hours Per Week Devoted to the Company

Mr. Armstrong, President, Secretary, Director: 30 to 35 hours.

Mr. Low, Chief Financial Officer, Director: 25 to 30 hours

It should be understood that the times as noted are approximations and vary considerably depending on what the Company is engaged in at any given time. For example, when the Company is conducting an examination of its claims, Management will devote considerably longer hours. Similarly, during audit periods, Mr. Low’s work hours can be double the above suggested average.

Allan J. Beaton, Advisory Consultant

Allan J Beaton (P.Eng. Mining) is a senior Mining Engineer registered with the Association of Professional Engineers and Geoscientists of British Columbia since 1978, He holds a degree in mining engineering from the Nova Scotia Technical College (now Dalhousie University). From October 1970 to October 1974 he was Mine Captain (Production) for Roan Selection Trust at the Mufulira Copper Mine in Zambia, Africa. This was the largest copper producer in the world, at the time, and was a 30,000 ton per day (tpd) underground mining facility. From February 1975 to February 1979 Mr. Beaton was Senior Mining and Project Engineer, for Cominco Ltd., at the Sullivan Mine in Kimberley, British Columbia, Canada. This was a 10,000tpd lead/zinc/silver underground mining operation. From April 1979 to July 1985 he was Mine Manager for Erickson Gold Mine Ltd. at their Erickson Gold Mine at Cassiar, British Columbia. This was a 300tpd high-grade gold underground mine. From August 1985 to the present he has been the President and owner of A.J. Beaton Mining Ltd,. an international consulting , mining, and mine construction company, based in North Vancouver, British Columbia. From June 1997 to June 2010 he was President and CEO of Uganda Gold Mining Ltd, a public junior mining and exploration company, listed on the VSE (Vancouver Stock Exchange). A key project was the 3000tpd Kilembe Copper-Cobalt Mine, Mill & Smelter. This rehabilitation project involved restoration of the underground mine facility, metallurgical research, and underground and surface diamond drilling. From August 1992 to the present he has served as President of Vicore Mining Developments Ltd., an underground mining contractor for civil and mineral projects, based in Vancouver, British Columbia. From May 2010 to the Present he has been Mine Manager of the Treasure Mountain Silver Mine owned by Huldra Silver Corporation, a TSX (Toronto Stock Exchange) listed company. This underground high-grade silver mine and mill is a 200tpd operation south of Merrit, British Columbia. Mr Beaton will be in charge of reviewing all projects presented to Image International Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2013, 2014 and 2015 for the Company’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Comp. Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp. ($)	Nonqualified deferred comp. earnings ($)	All Other Comp.(1) ($)	Total $
Geoff Armstrong President, Chief Executive Officer, Secretary, Director	2013 2014 2015	43,500 48,000 48,000	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	43,500 48,000 48,000

Edward Low Chief Financial Officer and Director	2013 2014 2015	37,500 42,000 42,000	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	37,500 42,000 42,000

James R. King Director (3)	2013 2014 2015	NIL NIL NIL	NIL NIL NIL	36,626(2) 150,000(2) 113,374(2)	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	36,626(2) 150,000(2) 113,374(2)

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

(2) On January 1, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $300,000 to a director of the Company, of which $36,626 was expensed as consulting fees which reflects the pro-rata share of the services provided to March 31, 2013 and $150,000 was expensed for the year ended March 31, 2014. The remaining amount of $113,374 was expensed as consulting fees pro-rata over the remaining term of the agreement which ended on December 31, 2014. The fair value of the shares was determined based on the issuance of shares of common stock at $0.10 per share to various arm’s length parties during the year.

(3) On January 21, 2015, Mr. King resigned from his position as director of the Company.

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

To date, no options to purchase shares of the Company’s common stock have been granted.

Mr. Armstrong began working for the Company in the positions of President, Secretary and Director on February 14, 2007. Mr. Low began working for the Company as a consultant on February 28, 2007. At the time, the Company was still operating under its original name, Eardley Ventures. As their work load and time spent working for the company have increased, their compensation has increased also.

Mr. King provided consulting service for approximately two years prior to his becoming a director on January 1, 2013. He assisted the Company in its evaluation of potential mining acquisitions, visited mining projects, advised the Company on mining issues in British Columbia, conducted discussion with geologists and mine owners. He has held a Prospecting License in British Columbia for 20 years. Any agreements with Mr. King during this period were verbal. Our experience with Mr. King during this period confirmed that he would be a valuable addition to the board of directors and the grant of his stock award was commensurate with his contribution and abilities. Mr. King resigned as a director on January 21, 2015 for health reasons.

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

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS
Kouzelne Mesto Ltd. (1) 27/93 Sokolovska Prague, Czech Republic 186 00	4,280,000	30.44%	Common

AE Financial Management Ltd. (2) 816-788 Richards Street, Vancouver, British Columbia, Canada, V5S 1X8	4,554,000	32.39%	Common

James R. King (3) 250 H Street, #76 Blaine, WA 98230	3,000,000	21.34%	Common

Officers and Directors as a Group (two persons)	8,834,000	62.83%	Common

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

(2) AE Financial Management Ltd. is a company incorporated in British Columbia, Canada and is owned as to 100% by Edward Low, the Company’s Chief Financial Officer and a Director.

(3) James R. King resigned as a Director of the Company on January 21, 2015 due to health reasons.

[1] The persons named above may be deemed to be a “parent” and “promoter “ of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Image International Group, Inc.

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

* Any member of the immediate family of any of the foregoing persons.

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

2015	$9,200
2014	$15,900

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2015	$NIL
2014	$NIL

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$1,000
2014	$NIL

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$NIL
2014	$NIL

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Incorporation filed with State of Nevada, July 25, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, April 21, 2008. (1)

3.4	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, December 22, 2014 (2)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Consultant Services Agreement between the Registrant and Edward Low dated February 28, 2007. (1)

10.3	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2010. (1)

10.4	Management Services Agreement between the Registrant and Edward Low dated January 1, 2010. (1)

10.5	Form of Image International Group Inc. (formerly Owlhead Minerals Corp.) Regulation S Subscription Agreement. (1)

10.6	Mining Consultant Agreement between the Registrant and Allan Beaton (P.Eng. Mining) dated November 1, 2012. (1)

10.7	Business Consultant Agreement between the Registrant and Alex McPherson dated November 1, 2012. (1)

10.8	Option Agreement to Acquire Claims between the Registrant and John Kemp dated December 1, 2012. (1)

10.9	Executive Services Agreement between the Registrant and James R. King dated January 1, 2013. (1)

10.10	Revised Management Services Agreement between the Registrant and Edward Low dated January 1, 2013. (1)

10.11	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2013. (1)

10.12	Debt Settlement Agreement between the Registrant and G. Armstrong through his company Kouzelne Mesto Ltd. dated July 10, 2013. (1)

10.13	Debt Settlement Agreement between the Registrant and Edward Low through his company AE Financial dated July 10, 2013.

14	Code of Ethics. (1)

21.	Articles of Incorporation of Owlhead Minerals (BC) Corp. the Company’s wholly owned subsidiary, incorporated in the Province of British Columbia, Canada dated September 25, 2012. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1.)	Incorporated by reference. Filed as an exhibit to the Company’s Form S-1 Registration Statement filed June 14, 2013.

(2.)	Incorporated by reference. Filed as an exhibit to the Company’s Form 8-K filed December 29, 2014.

99.1	Preliminary Report on the Teako Property by L. Caron (M. Sc., P.Eng.) dated Feb. 22, 2013. (1)

99.2	Consent Letter from John Kemp to the Registrant granting permission to include his work in the disclosure dated August 1, 2013 (1)

(*1) Incorporated by reference. Filed pursuant to Form S-1 Registration Statement filed November 26, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INTERNATIONAL GROUP, INC.

/s/ Geoff Armstrong
Geoffrey Armstrong
President, Chief Executive Officer and Director
Date: June 29, 2015

/s/ Edward Low
Edward Low
Chief Financial Officer and Director
Date: June 29, 2015

