Form 10-Q
period 2015-06-30
Image International Group, Inc.
filed 2015-08-14
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2015, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2015 $	March 31, 2015 $
	(unaudited)
ASSETS

Current Assets

Cash	7,220	1,921
Prepaid expenses	–	1,000
Total Current Assets	7,220	2,921
Mineral property acquisition costs (Note 3)	29,919	29,919
Total Assets	37,139	32,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	7,281	9,723
Loan payable (Note 4)	64,700	5,000
Due to related parties (Note 5)	199,500	177,000
Total Liabilities	271,481	191,723

Nature of operations and continuance of business (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(1,033,342)	(957,883)
Total Stockholder’s Deficit	(234,342)	(158,883)
Total Liabilities and Stockholder’s Deficit	37,139	32,840

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $

Expenses

Consulting fees (Note 5)	18,500	46,223
Foreign exchange loss	1,072	162
General and administrative	1,278	322
Management fees (Note 5)	22,500	22,500
Professional fees	3,930	6,000
Transfer agent and filing fees	28,179	–

Total Expenses	75,459	75,207

Net Loss and Comprehensive Loss	(75,459)	(75,207)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	14,059,000	14,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $

Operating Activities

Net loss	(75,459)	(75,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	46,123

Changes in operating assets and liabilities:
Amounts receivable	–	(9)
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(2,442)	4,681
Due to related parties	22,500	22,500
Net Cash Used In Operating Activities	(54,401)	(1,912)
Financing Activities
Proceeds from loan payable	59,700	–
Net Cash Provided by Financing Activities	59,700	–
Increase (Decrease) in Cash	5,299	(1,912)
Cash, Beginning of Period	1,921	16,376
Cash, End of Period	7,220	14,464
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim consolidated financial statements of Image International Group, Inc. (the “Company” should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2015, the Company has a working capital deficiency of $264,261 and has accumulated losses of $1,033,342 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)	Reclassifications

Certain of the prior period amounts have been reclassified to conform to the current period’s presentation.

(c)	Recent Accounting Pronouncements

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

On December 18, 2012, the Company entered into an agreement to acquire a 100% interest in 16 mineral claims located in British Columbia, Canada. To earn this interest, the Company must make a payment of Cdn$10,000 (paid) and issue a total of 1,500,000 shares of common stock as follows:

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

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

4.	Loan Payable

As at June 30, 2015, the Company owed $64,700 (March 31, 2015 - $5,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	During the three months ended June 30, 2015, the Company incurred management fees of $12,000 (2014 - $12,000) to a company controlled by the President of the Company.

(b)	During the three months ended June 30, 2015, the Company incurred management fees of $10,500 (2014 - $10,500) to a company controlled by the Chief Financial Officer of the Company.

(c)	During the three months ended June 30, 2015, the Company incurred consulting fees of $nil (2014 - $37,379) to a director of the Company. The amount represented the remaining fair value of shares of common stock issued on January 1, 2013 being recognized over the term of the agreement.

(d)	As at June 30, 2015, the Company owes $108,000 (March 31, 2015 - $96,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at June 30, 2015, the Company owes $91,500 (March 31, 2015 - $81,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

6.	Commitments

(a)	On January 1, 2010, the Company entered into a management agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into a management agreement with the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Quarter Ended June 30, 2015

During the three month period ended June 30, 2015, the Company incurred a loss of $75,459 (2014 - $75,207).

Consulting fees for the three month period ended June 30, 2015 were $18,500 (2014 - $46,223)

Transfer agent and filing fees in the three month period ended June 30, 2015 were $28,179 (2014 - $nil). Expenses during the quarter were for:

●	a trading symbol for the OTC stock exchange (received);

●	applying for a listing on the OTCQB stock exchange (received);

●	applied for Company stock settlement thru the Depository Trust Company (DTC). Subsequent to the quarter end, the Company received DTC eligibility.

Management fees in the three month period ended June 30, 2015 were $22,500 (2014 - $22,500).

Professional fees for the three month period ended June 30, 2015 were $3,930 (2014 - $6,000) relating to audit fees.

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

Capital Resources and Liquidity

The Company has limited financial resources as at June 30, 2015 with funds on hand of $7,220 (March 31, 2015 - $1,921). As at June 30, 2015 the Company has a working capital deficit of $264,261 compared to $188,802 as at March 31, 2015.

Amounts due to related parties were $199,500 as at June 30, 2015 (March 31, 2015 - $177,000).

Loan payable at June 30, 2015 was $64,700 (March 31, 2015 - $5,000). The loan is-interest bearing, unsecured and due on demand.

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

Cash used in Operating Activities

During the three month period ended June 30, 2015, the Company used $54,401 (2014 - $1,912) to fund operations. Management fees have not been paid in order to maintain funds.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three month period ended June 30, 2015. During the three month period ended June 30, 2015, the Company received loan proceeds of $59,700 (2014 - $nil).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

3.	Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

4.	Lack of Audit Committee: The lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three month period ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three-month period ended June 30, 2015.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INTERNATIONAL GROUP, INC.

By:	/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer)
August 14, 2015

