Form 10-Q
period 2015-09-30
Image International Group, Inc.
filed 2015-11-12
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189359

IMAGE INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8105 Birch Bay Square St. Suite 205, Blaine, WA (Address of principal executive offices)	98230 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2015, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2015 $	March 31, 2015 $
	(unaudited)
ASSETS

Current Assets

Cash	21,645	1,921
Prepaid expenses	–	1,000
Total Current Assets	21,645	2,921
Mineral property acquisition costs (Note 3)	29,919	29,919
Total Assets	51,564	32,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	3,513	9,723
Loan payable (Note 4)	92,677	5,000
Due to related parties (Note 5)	222,000	177,000
Total Liabilities	318,190	191,723

Going Concern (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(1,065,626)	(957,883)
Total Stockholder’s Deficit	(266,626)	(158,883)
Total Liabilities and Stockholder’s Deficit	51,564	32,840

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $

Expenses

Consulting fees (Note 5)	–	46,630	18,500	92,853
Foreign exchange loss (gain)	200	(227)	1,272	(65)
General and administrative	3,468	1,730	4,746	1,762
Management fees (Note 5)	22,500	22,500	45,000	45,000
Professional fees	2,820	1,575	6,750	7,575
Transfer agent and filing fees	3,296	1,265	31,475	1,555
Total Expenses	32,284	73,473	107,743	148,680
Net Loss and Comprehensive Loss	(32,284)	(73,473)	(107,743)	(148,680)
Net Loss Per Share, Basic and Diluted	–	(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	14,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $

Operating Activities

Net loss	(107,743)	(148,680)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	92,753

Changes in operating assets and liabilities:
Amounts receivable	–	4
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(6,210)	5,630
Due to related parties	45,000	45,000
Net Cash Used In Operating Activities	(67,953)	(5,293)
Financing Activities
Proceeds from loan payable	87,677	–
Net Cash Provided by Financing Activities	87,677	–
Increase (Decrease) in Cash	19,724	(5,293)
Cash, Beginning of Period	1,921	16,376
Cash, End of Period	21,645	11,083
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim consolidated financial statements of Image International Group, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2015, the Company has a working capital deficiency of $296,545 and has accumulated losses of $1,065,626 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Owlhead Minerals (BC) Corp. All inter-company accounts and transactions have been eliminated on consolidation.

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

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

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

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. dollars)

(unaudited)

4	Loan Payable

As at September 30, 2015, the Company owed $92,677 (March 31, 2015 - $5,000) to non-related parties, which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	As at September 30, 2015, the Company owes $120,000 (March 31, 2015 - $96,000) to a company controlled by the President of the Company for management fees. The amount due is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2015, the Company owes $102,000 (March 31, 2015 - $81,000) to a company controlled by the Chief Financial Officer of the Company for management fees. The amount due is non-interest bearing, unsecured, and due on demand.

(c)	During the six months ended September 30, 2015, the Company incurred management fees of $24,000 (2014 - $24,000) to a company controlled by the President of the Company.

(d)	During the six months ended September 30, 2015, the Company incurred management fees of $21,000 (2014 - $21,000) to a company controlled by the Chief Financial Officer of the Company.

(e)	During the six months ended September 30, 2015, the Company incurred consulting fees of $nil (2014 - $75,205) to a director of the Company. The amount represented the remaining fair value of shares of common stock issued on January 1, 2013 being recognized over the term of the agreement.

6.	Commitments

(a)	On January 1, 2010, the Company entered into a management agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into a management agreement with the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the six month period ended September 30, 2015

During the six month period ended September 30, 2015, the Company incurred a net loss of $107,492 (2014 - $148,680).

Consulting fees for the three month period ended September 30, 2015 were $18,500 (2014 - $92,853)

Transfer agent and filing fees in the six month period ended September 30, 2015 were $31,475 (2014 - $nil). Expenses during the six month period ended September 30, 2015, included:

-	a trading symbol for the OTC stock exchange (received);
-	applying for a listing on the OTCQB stock exchange (received);
-	application for the Company’s stock settlement thru the Depository Trust Company (DTC). The Company received DTC eligibility in July 2015.

Management fees in the six month period ended September 30, 2015 were $45,000 (2014 - $45,000).

Professional fees for the six month period ended September 30, 2015 were $6,750 (2014 - $7,575) relating to audit fees.

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

Capital Resources and Liquidity

The Company has limited financial resources as at September 30, 2015 with funds on hand of $21,645 (March 31, 2015 - $1,921). As at September 30, 2015 the Company had a working capital deficit of $296,545 compared to $188,802 as at March 31, 2015.

Amounts due to related parties were $222,000 as at September 30, 2015 (March 31, 2015 - $177,000).

Loan payable at September 30, 2015 was $92,677 (March 31, 2015 - $5,000). The loan is-interest bearing, unsecured and due on demand. The Company has initiated discussions with the lender with regards to settlement of the debt.

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

Cash used in Operating Activities

During the six month period ended September 30, 2015, the Company used $67,953 (2014 - $5,293) to fund operations which mainly relate to the Company listing on the OTXQB exchange and receiving DTC approval in order to have the Company stock settle electronically. Management fees have not been paid in order to maintain funds.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six month period ended September 30, 2015. During the six month period ended September 30, 2015, the Company received loan proceeds of $87,677 (2014 - $nil).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the six month period ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six month period ended September 30, 2015.

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

IMAGE INTERNATIONAL GROUP, INC

By:

/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer
November 12, 2015

