Form 10-Q
period 2015-12-31
Image International Group, Inc.
filed 2016-02-12
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2016, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended December 31, 2015 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2015 $	March 31, 2015 $
	(unaudited)
ASSETS

Current Assets

Cash	15,996	1,921
Prepaid expenses	–	1,000
Total Current Assets	15,996	2,921
Mineral property acquisition costs (Note 3)	29,919	29,919
Total Assets	45,915	32,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	1,000	9,723
Loans payable (Note 4)	92,677	5,000
Due to related parties (Note 5)	244,500	177,000
Total Liabilities	338,177	191,723

Going Concern (Note 1)
Commitments (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(1,091,262)	(957,883)
Total Stockholder’s Deficit	(292,262)	(158,883)
Total Liabilities and Stockholder’s Deficit	45,915	32,840

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2015 $	Three Months Ended December 31, 2014 $	Nine Months Ended December 31, 2015 $	Nine Months Ended December 31, 2014 $

Expenses

Consulting fees (Note 5)	–	40,894	18,500	133,747
Foreign exchange loss	–	845	1,272	780
General and administrative	112	2,676	4,858	4,438
Management fees (Note 5)	22,500	22,500	67,500	67,500
Professional fees	1,000	500	7,750	8,075
Transfer agent and filing fees	2,024	1,008	33,499	2,563
Total Expenses	25,636	68,423	133,379	217,103
Net Loss and Comprehensive Loss	(25,636)	(68,423)	(133,379)	(217,103)
Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.02)
Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	14,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 30, 2015 $	Nine Months Ended December 30, 2014 $

Operating Activities

Net loss	(133,379)	(217,103)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	133,647

Changes in operating assets and liabilities:
Amounts receivable	–	258
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(8,723)	1,460
Due to related parties	67,500	67,500
Net Cash Used In Operating Activities	(73,602)	(14,238)
Financing Activities
Proceeds from loans payable	87,677	5,000
Net Cash Provided by Financing Activities	87,677	5,000
Increase (Decrease) in Cash	14,075	(9,238)
Cash, Beginning of Period	1,921	16,376
Cash, End of Period	15,996	7,138
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Image International Group, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2015, the Company has a working capital deficiency of $322,181 and has accumulated losses of $1,091,262 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a) Principles of Consolidation

These interim condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Owlhead Minerals (BC) Corp. All inter-company accounts and transactions have been eliminated on consolidation.

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

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

(unaudited)

4.	Loans Payable

As at December 31, 2015, the Company owed $92,677 (March 31, 2015 - $5,000) to non-related parties, which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

	(a)	As at December 31, 2015, the Company owes $132,000 (March 31, 2015 - $96,000) to a company controlled by the President of the Company for management fees. The amount due is non-interest bearing, unsecured, and due on demand.

	(b)	As at December 31, 2015, the Company owes $112,500 (March 31, 2015 - $81,000) to a company controlled by the Chief Financial Officer of the Company for management fees. The amount due is non-interest bearing, unsecured, and due on demand.

	(c)	During the nine months ended December 31, 2015, the Company incurred management fees of $36,000 (2014 - $36,000) to a company controlled by the President of the Company.

	(d)	During the nine months ended December 31, 2015, the Company incurred management fees of $31,500 (2014 - $31,500) to a company controlled by the Chief Financial Officer of the Company.

	(e)	During the nine months ended December 31, 2015, the Company incurred consulting fees of $nil (2014 - $113,375) to a director of the Company. The amount represented the remaining fair value of shares of common stock issued on January 1, 2013 being recognized over the term of the agreement.

6.	Commitments

	(a)	On January 1, 2010, the Company entered into a management agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

	(b)	On January 1, 2010, the Company entered into a management agreement with the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the six month period ended September 30, 2015

During the nine month period ended December 31, 2015, the Company incurred a net loss of $133,379 (2014 - $217,103).

Consulting fees for the nine month period ended December 31, 2015 were $18,500 (2014 - $133,747)

Transfer agent and filing fees in the nine month period ended December 31, 2015 were $33,499 (2014 - $2,563). Expenses during the nine month period ended December 31, 2015, included:

●	a trading symbol for the OTC stock exchange (received);

●	applying for a listing on the OTCQB stock exchange (received);

●	application for the Company’s stock settlement thru the Depository Trust Company (DTC). The Company received DTC eligibility in July 2015.

Management fees in the nine month period ended December 31, 2015 were $67,500 (2014 - $67,500).

Professional fees for the nine month period ended December 31, 2015 were $7,750 (2014 - $8,075) relating to audit and legal fees.

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

Capital Resources and Liquidity

The Company has limited financial resources as at December 31, 2015 with funds on hand of $15,996 (March 31, 2015 - $1,921). As at December 31, 2015 the Company had a working capital deficit of $322,181 compared to $188,802 as at March 31, 2015.

Amounts due to related parties were $244,500 as at December 31, 2015 (March 31, 2015 - $177,000). Loan payable at December 30, 2015 was $92,677 (March 31, 2015 - $5,000). The loan is interest bearing, unsecured, and due on demand. The Company has initiated discussions with the lender with regards to settlement of the debt.

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

Cash used in Operating Activities

During the nine month period ended December 31, 2015, the Company used $73,602 (2014 - $14,238) to fund operations which mainly relate to the Company listing on the OTXQB exchange and receiving DTC approval in order to have the Company’s stock settle electronically. Management fees have not been paid in order to maintain funds.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine month period ended December 31, 2015, as well, the Company has been funded by a loan from a third party. During the nine month period ended December 31, 2015, the Company received loan proceeds of $82,677 (2014 - $5,000). As at December 31, 2015, the Company owes $92,677 to a non-related party, which is non-interest bearing, unsecured and payable on demand.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the nine month period ended December 31, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine-month period ended December 31, 2015.

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

/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer)
February 12, 2016

/s/ Edward Low
Edward Low
Chief Financial Officer
(Principal Financial Officer)
February 12, 2016

