Form 10-K
period 2016-03-31
Image International Group, Inc.
filed 2016-06-29
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

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

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of June 29, 2016, the aggregate market value of the voting and non-voting common equity was $1,405,900.

The number of shares outstanding of each of the issuer’s classes of common equity: As of June 29, 2016, there were 14,059,000 shares of Common Stock outstanding.

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

This annual report on Form 10-K contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-K, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-K. Among such risks and uncertainties is the risk that the Company will not complete its proposed business plan, that its management is adequate to carry out its business plan, and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Image International Group, Inc. (“the Company”) was incorporated in the state of Nevada on July 25, 2005 under the name Eardley Ventures. On April 21, 2008, the name was changed to Image International Group, Inc. On December 22, 2014, following a decision by the Company to expand its business focus to include the acquisition of gemstone and other precious mineral resources and with the goal of dealing directly with wholesale gemstone dealers and possibly jewelry outlets and in order to appropriately reflect the Company’s more comprehensive and inclusive business plan, the Company changed its name to Image International Group, Inc. On December 22, 2015 the Company also increased its authorized capital from 100,000,000 common shares to 1,000,000,000 common shares. The Company leases an office at 8105 Birch Bay Square St., Suite 205, Blaine WA 98230

In December 2012, the Company acquired a group of claims (“cells”) known as the Teako Property. The Teako cells are located half way between Terrace and Smithers, British Columbia and are near the original gold rush town of Hazelton B.C. which was founded in 1866, the site of the original gateway and staging area for the famous Omineca Gold rush days of 1869-1873.

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

The Company acquired the initial cells for a cash payment of CDN$10,000 and 1.5-million restricted shares. The shares are to be issued pursuant to key events as follows:

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

As of the date of this filing, we have been unable to raise the required funding to proceed with further work on the Teako Properties and have returned the properties to the control of the Optionor. Should this situation change and we are able to raise sufficient capital, we will renegotiate with the Optionor and proceed with our plans to develop and exploit the claims. We are continuing to develop our Madagascar-based precious and semi-precious mineral operations.

Website

We currently maintain a website at www.imageinternationalgroupinc.com.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors.

Employees

We administer our business through consulting arrangements with our company’s officers, directors and other individuals.

Consultants

During the year ended March 31, 2016, the Company spent $18,500 on consultants for advisory services.

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

We have received a going concern opinion from our independent auditors’ report accompanying our March 31, 2016 and 2015 consolidated financial statements.

The independent auditors’ report accompanying our March 31, 2015 and 2016 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a “going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

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

We will need to raise additional capital, which may not be available on acceptable terms or at all.

We will be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that our capital requirements in the next twelve months will be approximately $300,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

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

That a broker or dealer approve a person’s account for transactions in penny stocks; and

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The Company has 14,059,000 shares of Common Stock outstanding as of March 31, 2016. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

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

As of the date of this filing, we have been unable to raise the required funding to proceed with further work on the Teako Properties and have returned the properties to the control of the Optionor. Should this situation change and we are able to raise sufficient capital, we will renegotiate with the Optionor and proceed with our plans to develop and exploit the claims. We are continuing to develop our Madagascar-based precious and semi-precious mineral operations.

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

As of June 29, 2016, we had approximately 17 shareholders of record.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year ended March 31, 2016. On July 10, 2013, the Company issued 554,000 shares of common stock to a company controlled by the Chief Financial Officer of the Company to settle a related party debt of $138,500. On July 10, 2013, the Company also issued 680,000 shares of common stock to a company controlled by the President of the Company to settle a related party debt of $170,000.

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

To earn this interest, the Company has made payments totaling Cdn$10,000 and issue a total of 1,500,000 shares of common stock as follows:

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

During the year ended March 31, 2016, the Company was not able to raise funds to further explore the mineral claims and decided to terminate the option agreement.

As at March 31, 2016, we had cash of $12,994. For the next twelve months, we have insufficient funds to meet the costs associated with our ongoing reporting obligations. Accordingly, we will require additional financing to meet these costs. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from related parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

Results of Operations

For the year ended March 31, 2016, the Company incurred a net loss of $184,704 (2015 - $245,998). Consulting fees for the year ended March 31, 2016 were $18,500 (2015 - $133,747). The Company did recover $4,817 (2015 - $nil) from the Mining and Exploration Tax Credit from the Province of British Columbia.

Management fees were $90,000 in the year ended March 31, 2016 (2015 - $90,000).

Professional fees for the year ended March 31, 2016 were $9,200 (2015 - $12,479) due to audit and legal fees relating to the S-1 filing.

For the year ended March 31, 2016, operating costs of $nil (2015 - $133,647) were non-cash and paid for by prior issuance of shares, amortized over one-to-two years depending on the term of the contract.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $12,994 (2015 - $1,921) and a working capital deficit of $343,587 (2015 - $188,802).

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

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Image International Group, Inc.

We have audited the accompanying consolidated balance sheets of Image International Group, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

June 22, 2016

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2016 $	March 31, 2015 $

ASSETS

Current Assets

Cash	12,994	1,921
Amounts receivable	4,868	–
Prepaid expenses	–	1,000

Total Current Assets	17,862	2,921

Mineral property costs (Note 3)	–	29,919

Total Assets	17,862	32,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	1,772	9,723
Loans payable (Note 4)	92,677	5,000
Due to related parties (Note 5)	267,000	177,000

Total Liabilities	361,449	191,723

Nature of operations and continuance of business (Note 1) Commitments (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(1,142,587)	(957,883)

Total Stockholder’s Deficit	(343,587)	(158,883)

Total Liabilities and Stockholder’s Deficit	17,862	32,840

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2016 $	Year Ended March 31, 2015 $

Expenses

Consulting fees	18,500	133,747
Foreign exchange loss (gain)	1,293	(814)
General and administrative	5,156	6,369
Impairment of mineral property (Note 3)	29,919	–
Management fees (Note 5)	90,000	90,000
Mineral exploration cost recoveries	(4,817)	–
Professional fees	9,200	12,479
Transfer agent fees	35,453	4,217

Total Expenses	184,704	245,998

Net Loss and Comprehensive Loss	(184,704)	(245,998)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	14,059,000	14,059,000

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common		Additional
	Stock		Paid-in	Deferred
	Shares	Amount	Capital	Compensation	Deficit	Total
	#	$	$	$	$	$

Balance, March 31, 2014	14,059,000	14,059	784,941	(133,647)	(711,885)	(46,532)

Deferred compensation charged to operations	–	–	–	133,647	–	133,647

Net loss for the year	–	–	–	–	(245,998)	(245,998)

Balance, March 31, 2015	14,059,000	14,059	784,941	–	(957,883)	(158,883)

Net loss for the year	–	–	–	–	(184,704)	(184,704)

Balance, March 31, 2016	14,059,000	14,059	784,941	–	(1,142,587)	(343,587)

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2016 $	Year Ended March 31,2015 $

Operating Activities

Net loss	(184,704)	(245,998)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation charged to operations	–	133,647
Impairment of mineral property	29,919	–

Changes in operating assets and liabilities:
Amounts receivable	(4,868)	258
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(7,951)	2,638
Due to related parties	90,000	90,000

Net Cash Used In Operating Activities	(76,604)	(19,455)

Financing Activities

Proceeds from loans payable	87,677	5,000

Net Cash Provided By Financing Activities	87,677	5,000

Increase (Decrease) in Cash	11,073	(14,455)

Cash, Beginning of Year	1,921	16,376

Cash, End of Year	12,994	1,921

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2016

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2016, the Company has a working capital deficiency of $343,587 and has accumulated losses of $1,142,587 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2016

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

March 31, 2016

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

3.	Mineral Properties

	March 31, 2016 $	March 31, 2015 $

Balance, beginning of year	29,919	29,919

Impairment	(29,919)	–

Balance, end of year	–	29,919

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

During the year ended March 31, 2016, the Company was not able to raise funds to further explore the mineral claims and decided to terminate the option agreement resulting in an impairment of $29,919.

4.	Loans Payable

As at March 31, 2016, the Company owes $92,677 (2015 - $5,000) to a non-related parties, which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	As at March 31, 2016, the Company owes $144,000 (2015 - $96,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2016, the Company owes $123,000 (2015 - $81,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(c)	During the year ended March 31, 2016, the Company incurred management fees of $48,000 (2015 - $48,000) to a company controlled by the President of the Company.

(d)	During the year ended March 31, 2016, the Company incurred management fees of $42,000 (2015 - $42,000) to a company controlled by the Chief Financial Officer of the Company.

6.	Commitments

(a)	On January 1, 2010, the Company entered into a management agreement with a Company controlled by the President of the Company and agreed to pay $2,500 per month. On January 1, 2012, the Company increased the rate to $3,500 per month. On January 1, 2013, the Company increased the rate to $4,000 per month for a period of five years.

(b)	On January 1, 2010, the Company entered into a management agreement with the Chief Financial Officer of the Company and agreed to pay $2,000 per month. On January 1, 2012, the Company increased the rate to $3,000 per month. On January 1, 2013, the Company increased the rate to $3,500 per month for a period of five years.

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

7.	Income Taxes

The Company has net operating losses carried forward of $1,091,3622 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016 $	2015 $

Income tax recovery at statutory rate	(62,799)	(83,639)

Permanent differences and other	834	–
Valuation allowance	61,965	83,639

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2016 and 2015 are as follows:

	2016 $	2015 $

Net operating losses carried forward	372,701	318,876
Resource pools	14,944	6,804
Valuation allowance	(387,645)	(325,680)

Net deferred income tax asset	–	–

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Current Position and Office	Date of Position & Term of Office
Geoffrey Armstrong	74	President, Secretary and Director	February 28, 2007 Term: one year
Edward Low	45	Chief Financial Officer, Director	January 1, 2009 Term: one year

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

Mr. Low, Chief Financial Officer, Director: 10 to 15 hours

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2014, 2015 and 2016 for the Company’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Comp. Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-equity incentive plan comp. ($)	Nonqualified deferred comp. earnings ($)	All Other Comp.(1) ($)	Total $

Geoff Armstrong	2014	48,000	NIL	NIL		NIL	NIL	NIL	NIL	48,000
President, Chief	2015	48,000	NIL	NIL		NIL	NIL	NIL	NIL	48,000
Executive Officer, Secretary, Director	2016	48,000	NIL	NIL		NIL	NIL	NIL	NIL	48,000

Edward Low	2014	42,000	NIL	NIL		NIL	NIL	NIL	NIL	42,000
Chief Financial	2015	42,000	NIL	NIL		NIL	NIL	NIL	NIL	42,000
Officer and Director	2016	42,000	NIL	NIL		NIL	NIL	NIL	NIL	42,000

James R. King	2014	NIL	NIL	150,000	(2)	NIL	NIL	NIL	NIL	150,000	(2)
Former Director (3)	2015	NIL	NIL	111,626	(2)	NIL	NIL	NIL	NIL	111,626	(2)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of March 31, 2016 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 14,059,000 common shares as of March 31, 2016.

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS
Geoffrey Armstrong (1) 27/93 Sokolovska Prague, Czech Republic 186	620,000	4.4%	Common
Kouzelne Mesto Ltd.(1) 27/93 Sokolovska Prague, Czech Republic 186 00	3,600,000	25.6%	Common
AE Financial Management Ltd. (2) 816-788 Richards Street, Vancouver, British Columbia, Canada, V5S 1X8	4,454,000	32.39%	Common
James R. King (3) 250 H Street, #76 Blaine, WA 98230	3,000,000	21.34%	Common
Officers and Directors as a Group (two persons)	8,674,000	61.70%	Common

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

The persons named above may be deemed to be a “parent” and “promoter ” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and interim reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2016	$7,000
2015	$9,200

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2016	$	NIL
2015	$	NIL

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$385
2015	$1,000

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:\

2016	$	NIL
2015	$	NIL

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Incorporation filed with State of Nevada, July 25, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, April 21, 2008. (1)

3.4	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, December 22, 2014 (2)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Consultant Services Agreement between the Registrant and Edward Low dated February 28, 2007. (1)

10.3	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2010. (1)

10.4	Management Services Agreement between the Registrant and Edward Low dated January 1, 2010. (1)

10.5	Form of Image International Group Inc. (formerly Owlhead Minerals Corp.) Regulation S Subscription Agreement. (1)

10.6	Mining Consultant Agreement between the Registrant and Allan Beaton (P.Eng. Mining) dated November 1, 2012. (1)

10.7	Business Consultant Agreement between the Registrant and Alex McPherson dated November 1, 2012. (1)

10.8	Option Agreement to Acquire Claims between the Registrant and John Kemp dated December 1, 2012. (1)

10.9	Executive Services Agreement between the Registrant and James R. King dated January 1, 2013. (1)

10.10	Revised Management Services Agreement between the Registrant and Edward Low dated January 1, 2013. (1)

10.11	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2013. (1)

10.12	Debt Settlement Agreement between the Registrant and G. Armstrong through his company Kouzelne Mesto Ltd. dated July 10, 2013. (1)

10.13	Debt Settlement Agreement between the Registrant and Edward Low through his company AE Financial dated July 10, 2013.

14	Code of Ethics. (1)

21.	Articles of Incorporation of Owlhead Minerals (BC) Corp. the Company’s wholly owned subsidiary, incorporated in the Province of British Columbia, Canada dated September 25, 2012. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1.)	Incorporated by reference. Filed as an exhibit to the Company’s Form S-1 Registration Statement filed June 14, 2013.

(2.)	Incorporated by reference. Filed as an exhibit to the Company’s Form 8-K filed December 29, 2014.

99.1	Preliminary Report on the Teako Property by L. Caron (M. Sc., P.Eng.) dated Feb. 22, 2013. (1)

99.2	Consent Letter from John Kemp to the Registrant granting permission to include his work in the disclosure dated August 1, 2013 (1)

(*1) Incorporated by reference. Filed pursuant to Form S-1 Registration Statement filed November 26, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INTERNATIONAL GROUP, INC.

/s/ Geoffrey Armstrong
Geoffrey Armstrong
President, Chief Executive Officer and Director
Date: June 29, 2016

/s/ Edward Low
Edward Low
Chief Financial Officer and Director
Date: June 29, 2016

