Form 10-Q
period 2016-06-30
Image International Group, Inc.
filed 2016-08-15
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189359

IMAGE INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

8105 Birch Bay Square St. Suite 205, Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2016, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending March 31, 2017.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, inc.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2016 $	March 31, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	1,832	12,994
Amounts receivable	–	4,868
Due from related party (Note 4)	1,093	–
Total Assets	2,925	17,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	5,615	1,772
Loans payable (Note 3)	92,677	92,677
Due to related parties (Note 4)	267,000	267,000
Total Liabilities	365,292	361,449

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(1,161,367)	(1,142,587)
Total Stockholder’s Deficit	(362,367)	(343,587)
Total Liabilities and Stockholder’s Deficit	2,925	17,862

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2016 $	Three Months Ended June 30, 2015 $

Expenses

Consulting fees	–	18,500
Foreign exchange loss (gain)	(11)	1,072
General and administrative	1,802	1,278
Management fees (Note 4)	–	22,500
Professional fees	3,846	3,930
Transfer agent and filing fees	13,143	28,179
Total Expenses	18,780	75,459
Net Loss and Comprehensive Loss	(18,780)	(75,459)
Net Loss Per Share, Basic and Diluted	–	(0.01)
Weighted Average Shares Outstanding	14,059,000	14,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2016 $	Three Months Ended June 30, 2015 $

Operating Activities

Net loss	(18,780)	(75,459)

Changes in operating assets and liabilities:
Amounts receivable	4,868	–
Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	3,843	(2,442)
Due to/from related parties	(1,093)	22,500
Net Cash Used In Operating Activities	(11,162)	(54,401)
Financing Activities
Proceeds from loans payable	–	59,700
Net Cash Provided by Financing Activities	–	59,700
Increase (Decrease) in Cash	(11,162)	5,299
Cash, Beginning of Period	12,994	1,921
Cash, End of Period	1,832	7,220
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Image International Group, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2016, the Company has a working capital deficiency of $362,367 and has accumulated losses of $1,161,367 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Owlhead Minerals (BC) Corp. All inter-company accounts and transactions have been eliminated on consolidation.

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

3.	Loans Payable

As at June 30, 2016, the Company owed $92,667 (March 31, 2016 - $92,667) to non-related parties, which is non-interest bearing, unsecured, and due on demand.

4.	Related Party Transactions

(a)	As at June 30, 2016, the Company owes $144,000 (March 31, 2016 - $144,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at June 30, 2016, the Company owes $123,000 (March 31, 2016 - $123,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(c)	As at June 30, 2016, the Company is owed $1,093 (March 31, 2016 - $nil) from the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	During the three months ended June 30, 2016, the Company incurred management fees of $nil (2015 - $12,000) to a company controlled by the President of the Company.

(e)	During the three months ended June 30, 2016, the Company incurred management fees of $nil (2015 - $10,500) to a company controlled by the Chief Financial Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2016

During the three-month period ended June 30, 2016, the Company incurred a net loss of $18,780 (2015 - $75,459).

Consulting fees for the three-month period ended June 30, 2016 were $nil (2015 - $18,500).

Transfer agent and filing fees in the three-month period ended June 30, 2016 were $13,143 (2015 - $28,179).

Expenses during the quarter were for:

-	Renewal of listing on the OTCQB stock exchange; and

-	Financial statement audit.

Management fees in the three month period ended June 30, 2016 were $nil (2014 - $22,500) as management has agreed to forgo charging any fees until a substantial financing has been completed.

Professional fees for the three month period ended June 30, 2016 were $3,846 (2015 - $3,930) relating to audit fees.

Following extensive research and discussion with an experienced gemstone and jewelry consultant, the Company decided to expand its business focus to include the acquisition of gemstone and other precious mineral resources and retail jewelry and gemstone outlets. In order to appropriately reflect the Company’s expanded and more comprehensive and inclusive business plan, the Company changed its name to Image International Group, Inc. on December 23, 2014.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Capital Resources and Liquidity

The Company has limited financial resources as at June 30, 2016 with funds on hand of $1,832 (March 31, 2016 - $12,994). As at June 30, 2016 the Company has a working capital deficit of $362,367 compared to $343,587 as at March 31, 2016.

Amounts due to related parties were $267,000 as at June 30, 2016 (March 31, 2016 - $267,000).

Loans payable as at June 30, 2016 was $92,677 (March 31, 2016 - $92,677). The loans are non-interest bearing, unsecured, and due on demand.

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

Cash used in Operating Activities

During the three month period ended June 30, 2016, the Company used $11,162 (2015 - $54,401) to fund operations. Management fees have not been paid in order to maintain funds.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three month period ended June 30, 2016. During the three month period ended June 30, 2016, the Company received loan proceeds of $nil (2015 - $59,700).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three month period ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three month period ended June 30, 2016.

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
August 15, 2016

