Form 10-Q
period 2016-12-31
Image International Group, Inc.
filed 2017-02-14
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2016, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended December 31, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ending March 31, 2017.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Condensed Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(unaudited)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2016 $	March 31, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	1,022	12,994
Amounts receivable	–	4,868
Total Assets	1,022	17,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	1,552	1,772
Loans payable (Note 3)	102,177	92,677
Due to related parties (Note 4)	–	267,000
Total Liabilities	103,729	361,449

Going Concern (Note 1)
Subsequent Event (Note 5)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(901,707)	(1,142,587)
Total Stockholder’s Deficit	(102,707)	(343,587)
Total Liabilities and Stockholder’s Deficit	1,022	17,862

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2016 $	Three Months Ended December 31, 2015 $	Nine Months Ended December 31, 2016 $	Nine Months Ended December 31, 2015 $
Expenses

Consulting fees	–	–	–	18,500
Foreign exchange loss (gain)	(1,675)	–	(1,726)	1,272
General and administrative	2,482	112	5,644	4,858
Management fees (Note 4)	–	22,500	–	67,500
Professional fees	1,000	1,000	6,746	7,750
Transfer agent and filing fees	827	2,024	15,456	33,499
Total Expenses	2,634	25,636	26,120	133,379

Loss before other income	(2,634)	(25,636)	(26,120)	(133,379)

Other income
Forgiveness of related party debt (Note 4)	267,000	–	267,000	–

Net Income (Loss) and Comprehensive Income (Loss)	264,366	(25,636)	240,880	(133,379)
Net Earnings (Loss) Per Share, Basic and Diluted	0.02	–	0.02	(0.01)
Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	14,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2016 $	Nine Months Ended December 31, 2015 $
Operating Activities

Net income (loss) for the period	240,880	(133,379)

Items not involving cash:

Forgiveness of related party debt	(267,000)	–

Changes in operating assets and liabilities:
Amounts receivable	4,868	–
Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	(220)	(8,723)
Due to related parties	–	67,500

Net Cash Used In Operating Activities	(21,472)	(73,602)

Financing Activities

Proceeds from loans payable	9,500	87,677

Net Cash Provided by Financing Activities	9,500	87,677

Increase (Decrease) in Cash	(11,972)	14,075

Cash, Beginning of Period	12,994	1,921

Cash, End of Period	1,022	15,996

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2016, the Company has a working capital deficiency of $102,707 and has accumulated losses of $901,707 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at December 31, 2016, the Company owed $102,177 (March 31, 2016 - $92,677) to non-related parties, which is non-interest bearing, unsecured, and due on demand.

4.	Related Party Transactions

(a)	As at December 31, 2016, the Company owes $nil (March 31, 2016 - $144,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. During the nine months ended December 31, 2016, the company controlled by the President of the Company forgave $144,000 in amounts outstanding, which was recognized by the Company as a gain on forgiveness of debt.

(b)	As at December 31, 2016, the Company owes $nil (March 31, 2016 - $123,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand. During the nine months ended December 31, 2016, the company controlled by the President of the Company forgave $123,000 in amounts outstanding, which was recognized by the Company as a gain on forgiveness of debt.

(c)	During the nine months ended December 31, 2016, the Company incurred management fees of $nil (2015 - $24,000) to a company controlled by the President of the Company.

(d)	During the nine months ended December 31, 2016, the Company incurred management fees of $nil (2015 - $21,000) to a company controlled by the Chief Financial Officer of the Company.

5.	Subsequent Event

On January 23, 2016, the Company received $2,000 in loan proceeds from a non-related party. The amount due is non-interest bearing, unsecured, and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the nine-month period ended December 31, 2016

During the nine-month period ended December 31, 2016, the Company had net income of $240,880 (2015 – net loss $133,379).

Consulting fees for the nine-month period ended September 30, 2016 were $nil (2015 - $18,500).

Transfer agent and filing fees in the nine-month period ended December 31, 2016 were $15,456 (2015 - $33,499).

Expenses during the nine-month period included:

●	Renewal of listing on the OTCQB stock exchange; and

●	Financial statement audit and review fees

Management fees in the nine-month period ended December 31, 2016 were $nil (2015 - $67,500). During the quarter ended December 31, 2016, management had forgiven amounts owed of $267,000 (2015 - $nil).

Professional fees for the nine-month period ended December 31, 2016 were $6,746 (2015 - $7,750) relating to audit and review fees.

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

Capital Resources and Liquidity

The Company has limited financial resources as at December 31, 2016 with funds on hand of $1,022 (March 31, 2016 - $12,994). As at December 31, 2016 the Company had a working capital deficit of $102,257 compared to $343,587 as at March 31, 2016.

Amounts due to related parties were $nil as at December 31, 2016 (March 31, 2016 - $267,000). Management forgave $267,000 in management fees owed during the quarter ended December 31, 2016.

Loans payable as at December 31, 2016 was $102,177 (March 31, 2016 - $92,677). The loans are non-interest bearing, unsecured, and due on demand.

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

4

Cash used in Operating Activities

During the nine-month period ended December 31, 2016, the Company used $21,472 (2015 - $73,602) to fund operations.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine-month period ended December 31, 2016. During the nine-month period ended December 31, 2016, the Company received loan proceeds of $9,500 (2015 - $87,677).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

5

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the nine-month period ended December 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine-month period ended December 31, 2016.

Item 5. Other Information.

Change in Control

As disclosed via a Form 8-K filed November 30, 2016 pursuant to a Sale and Purchase Agreement between the Company” and Million Financial Corporation, a Canadian corporation, the officers and a shareholder of the Company transferred a total of 10,520,000 restricted common shares of the Company to two designated recipients of the shares for the agreed upon sum of US$400,000. None of the parties to whom the shares were issued were previously affiliated with the Company and this share issuance has resulted in a change of control of the Company.

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INTERNATIONAL GROUP, INC

By:	/s/ Geoff Armstrong
Geoff Armstrong
Chief Executive Officer
(Principal Executive Officer
February 14, 2017

8