Form 10-K
period 2017-03-31
Image International Group, Inc.
filed 2017-07-14
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of June 28, 2017, the aggregate market value of the voting and non-voting common equity was $3,163,275.

The number of shares outstanding of each of the issuer’s classes of common equity: As of June 28, 2017, there were 14,059,000 shares of Common Stock outstanding.

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

On May 13, 2015, the Company received the trading symbol IMGL from the Financial Industry regulatory Authority (FINRA). The Company is currently listed on the OTCQB.

During the year ended March 31, 2016, we were unable to raise the required funding to proceed with further work on the Teako Properties and have returned the properties to the control of the Optionor. Should this situation change and we are able to raise sufficient capital, we will renegotiate with the Optionor and proceed with our plans to develop and exploit the claims. We are continuing to develop our Madagascar-based precious and semi-precious mineral operations.

Website

We currently maintain a website at www.imageinternationalgroupinc.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors.

Employees

We administer our business through consulting arrangements with our company’s officers, directors and other individuals.

Consultants

During the year ended March 31, 2017, the Company spent $nil on consultants for advisory services.

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

We have received a going concern opinion from our independent auditors’ report accompanying our March 31, 2017 and 2016 consolidated financial statements.

The independent auditors’ report accompanying our March 31, 2017 and 2016 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a “going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

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

We will be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that our capital requirements in the next twelve months will be approximately $100,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

We currently expect a shortfall in funding of up to $200,000.

The Company currently expects a shortfall in funding of up to $200,000. Our business depends on raising additional capital to fund ongoing operations. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such financing could result in a material adverse effect, delay or indefinite postponement of further exploration and development of our projects with the possible loss of such assets. Further, any additional financing by the Company may subject existing shareholders to substantial dilution. If the Company is forced to sell some of its assets in a situation of distress, it may not recover their full value. Each project involves minimum lease payments and work commitments. In the event the Company is unsuccessful in raising funds in a timely fashion there is a risk project leases will terminate

We plan to acquire additional mineral exploration properties, which may create substantial risks.

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

One of our executive officers and directors Mr. Armstrong serves on a part-time basis. Mr. Low, the Company’s Chief Financial Officer and a Director works as a Chief Financial Officer for other companies. From time to time, Mr. Armstrong, the Company’s President, Secretary and a Director may occasionally devote part of his working time in a part-time, short-term advisory relationship with other corporate entities and will have short-term, part-time responsibilities to these other entities. In Mr. Armstrong’s case, such responsibilities will include the preparation of and assistance with the preparation of corporate documents and agreements, assistance with legal and regulatory documents, assistance with required legal and regulatory filings, assistance with the preparation and filing of quarterly and annual reports, disclosure forms and news releases. Mr. Low’s possible duties as CFO to other companies will include working as the bookkeeper assisting with the keeping of the books of account and assisting with the preparation of financial statements These potential relationships do not include advising or making decisions on business opportunities that might conflict with the Company’s business. None of our executive officers and directors is engaged in other businesses that present any potential for conflict of interest.

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

74.11% of our shares of Common Stock are controlled by Principal Stockholders.

74.11% of our Common Stock is controlled by two stockholders of record. This figure does not include stock controlled by our directors and officers who are the beneficial owners of about 2.13% of our Common Stock. Such ownership by the Company’s principal shareholders, may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 14,059,000 shares of Common Stock outstanding as of March 31, 2017. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, we were incorporated on July 25, 2005, we have a working capital deficiency and we accumulated losses since inception. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

During the year ended March 31, 2016, we were unable to raise the required funding to proceed with further work on the Teako Properties and have returned the properties to the control of the Optionor. Should this situation change and we are able to raise sufficient capital, we will renegotiate with the Optionor and proceed with our plans to develop and exploit the claims. We are continuing to develop our Madagascar-based precious and semi-precious mineral operations.

IMAGE INTERNATIONAL GROUP, INC. CLAIMS

Mineral Titles Online

Owlhead Minerals Corp. Claims
103P.018
103P.019
103P.020
103P.008
103P.010
103I.098
103I.099
103I.100
103I.088
103I.089
103I.090
93M.001
93L.091
GITWANGAK 1
GITWANGAK 2
ANDIMAUL 1
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
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
Scale: 1:211,352
0
3.75
7.5 km.

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

ITEM 4. MINE SAFETY DISCOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We received our trading symbol on May 13, 2015. As of June 28, 2017, we had approximately 17 shareholders of record.

The following table sets forth the quarterly high and low bid prices for the common stock from June 30, 2015 to March 31, 2017.

Quarter Ended	High Bid	Low Bid
June 30, 2015	$0.12	$0.04
September 30, 2015	$3.50	$0.12
December 31, 2015	$3.50	$3.50
March 31, 2016	$2.00	$1.80
June 30, 2016	$2.00	$2.00
September 30, 2016	$2.00	$2.00
December 31, 2016	$3.50	$0.51
March 31, 2017	$0.51	$0.31

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year ended March 31, 2017. On July 10, 2013, the Company issued 554,000 shares of common stock to a company controlled by the Chief Financial Officer of the Company to settle a related party debt of $138,500. On July 10, 2013, the Company also issued 680,000 shares of common stock to a company controlled by the President of the Company to settle a related party debt of $170,000.

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

Transfer agent

Our transfer agent is Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214

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

During the year ended March 31, 2016, we were unable to raise the required funding to proceed with further work on the Teako Properties and have returned the properties to the control of the Optionor. Should this situation change and we are able to raise sufficient capital, we will renegotiate with the Optionor and proceed with our plans to develop and exploit the claims. We are continuing to develop our Madagascar-based precious and semi-precious mineral operations.

Results of Operations

For the year ended March 31, 2017, the Company had net income of $235,974 (2016 – net loss of $184,704) mainly due to the forgiveness of related party debt in the amount of $267,000.

Consulting fees for the year ended March 31, 2017 were $nil (2016 - $18,500).

Management fees were $nil in the year ended March 31, 2017 (2016 - $90,000).

Transfer agent and filing fees for the year ended March 31, 2017 were $19,475 (2016 - $35,453) which included yearly OTCBB listing fees.

The year ended March 31, 2016 included an impairment of mineral property of $29,919.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $1,964 (2016 - $12,994) and a working capital deficit of $107,613 (2016 - $343,587).

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

March 31, 2017

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Image International Group, Inc.

We have audited the accompanying consolidated balance sheets of Image International Group, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

June 28, 2017

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2017 $	March 31, 2016 $

ASSETS

Current Assets

Cash	1,964	12,994
Amounts receivable	–	4,868

Total Assets	1,964	17,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	2,400	1,772
Loans payable (Note 4)	106,177	92,677
Due to related parties (Note 5)	1,000	267,000

Total Liabilities	109,577	361,449

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(906,613)	(1,142,587)

Total Stockholder’s Deficit	(107,613)	(343,587)

Total Liabilities and Stockholder’s Deficit	1,964	17,862

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $

Expenses

Consulting fees	–	18,500
Foreign exchange loss (gain)	(38)	1,293
General and administrative	3,843	5,156
Impairment of mineral property (Note 3)	–	29,919
Management fees (Note 5)	–	90,000
Mineral exploration cost recoveries	–	(4,817)
Professional fees	7,746	9,200
Transfer agent and filing fees	19,475	35,453

Total Expenses	31,026	184,704

Net Loss Before Other Income	(31,026)	(184,704)

Other Income

Gain on forgiveness of related party debt (Note 5)	267,000	–

Net Income (Loss) and Comprehensive Income (Loss)	235,974	(184,704)

Earnings (Loss) Per Share, Basic and Diluted	0.02	(0.01)

Weighted Average Shares Outstanding	14,059,000	14,059,000

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, March 31, 2015	14,059,000	14,059	784,941	(957,883)	(158,883)

Net loss for the year	–	–	–	(184,704)	(184,704)

Balance, March 31, 2016	14,059,000	14,059	784,941	(1,142,587)	(343,587)

Net income for the year	–	–	–	235,974	235,974

Balance, March 31, 2017	14,059,000	14,059	784,941	(906,613)	(107,613)

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $

Operating Activities

Net income (loss)	235,974	(184,704)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of related party debt	(267,000)	–
Impairment of mineral property	–	29,919

Changes in operating assets and liabilities:
Amounts receivable	4,868	(4,868)
Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	628	(7,951)
Due to related parties	1,000	90,000

Net Cash Used In Operating Activities	(24,530)	(76,604)

Financing Activities

Proceeds from loans payable	13,500	87,677

Net Cash Provided By Financing Activities	13,500	87,677

Increase (Decrease) in Cash	(11,030)	11,073

Cash, Beginning of Year	12,994	1,921

Cash, End of Year	1,964	12,994

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Image International Group, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2005 as Eardley Ventures. On April 21, 2008, the name was changed from Eardley Ventures to Owlhead Minerals Corp. On December 22, 2014, the name was changed to Image International Group, Inc. The Company is an exploration stage company and its principal business is the acquisition and exploration of mineral properties. The Company is currently seeking a new business opportunity.

On September 25, 2012, Owlhead Minerals (BC) Corp., the Company’s wholly owned subsidiary, was incorporated in the province of British Columbia, Canada to carry out exploration of mineral property claims in the province of British Columbia.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2017, the Company has a working capital deficiency of $107,613 and has an accumulated deficit of $906,613 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

IMAGE INTERNATIONAL GROUP, INC.

(Formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the consolidated statements of operations.

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

IMAGE INTERNATIONAL GROUP, INC.

(Formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the consolidated statement of operations.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. Therefore, the U.S. dollar is its functional currency. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the consolidated statement of operations.

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

(j)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

IMAGE INTERNATIONAL GROUP, INC.

(Formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

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

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

3. Mineral Properties

	2017 $	2016 $

Balance, beginning of year	–	29,919

Impairment	–	(29,919)

Balance, end of year	–	–

On December 18, 2012, the Company entered into an agreement to acquire a 100% interest in 16 mineral claims located in British Columbia, Canada for Cdn$10,000 and 1,500,000 in shares of common stock, as follows:

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

4. Loans Payable

As at March 31, 2017, the Company owes $106,177 (2016 - $92,677) to non-related parties, which is non-interest bearing, unsecured, and due on demand.

5. Related Party Transactions

(a)	As at March 31, 2017, the Company owes $nil (2016 - $144,000) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. During the year ended March 31, 2017, the President of the Company forgave the amount of $144,000 owed by the Company.

(b)	As at March 31, 2017, the Company owes $1,000 (2016 - $123,000) to a company controlled by the Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand. During the year ended March 31, 2017, the Chief Financial Officer of the Company forgave the amount of $123,000 owed by the Company.

(c)	During the year ended March 31, 2017, the Company incurred management fees of $nil (2016 - $48,000) to a company controlled by the President of the Company.

(d)	During the year ended March 31, 2017, the Company incurred management fees of $nil (2016 - $42,000) to a company controlled by the Chief Financial Officer of the Company.

IMAGE INTERNATIONAL GROUP, INC.

(formerly Owlhead Minerals Corp.)

Notes to the Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

6. Income Taxes

The Company has net operating losses carried forward of $860,205 available to offset taxable income in future years which commence expiring in fiscal 2032.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017 $	2016 $

Income tax provision (recovery) at statutory rate	80,231	(62,799)

Permanent differences and other	–	834
Valuation allowance	(80,231)	61,965
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2017 and 2016 are as follows:

	2017 $	2016 $

Net operating losses carried forward	292,470	372,701
Resource pools	14,944	14,944
Valuation allowance	(307,414)	(387,645)
Net deferred income tax asset	–	–

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Current Position and Office	Date of Position & Term of Office

Geoffrey Armstrong	75	President, Secretary and Director	February 28, 2007 Term: one year

Edward Low	46	Chief Financial Officer, Director	January 1, 2009 Term: one year

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

Edward Low, Chief Financial Officer and Director. Mr. Low has provided accounting services to public companies for the past 20 years. Most recently, Mr. Low was the Controller for Nevada Geothermal Power Inc., an alternative energy company with an operating geothermal power plant in northern Nevada from February 2003 to June 2012.

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

Hours Per Week Devoted to the Company

Mr. Armstrong, President, Secretary, Director: 15 to 20 hours.

Mr. Low, Chief Financial Officer, Director: 10 to 15 hours.

It should be understood that the times as noted are approximations and vary considerably depending on what the Company is engaged in at any given time. For example, when the Company is conducting an examination of its claims, Management will devote considerably longer hours. Similarly, during audit periods, Mr. Low’s work hours can be double the above suggested average.

Significant Employees

We have no additional significant employees other than the officers and directors described above.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2015, 2016 and 2017 for the Company’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Name and Principal Position	Year	Annual Comp. Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp. ($)	Nonqualified deferred comp. earnings ($)	All Other Comp.(1) ($)	Total $
Geoff Armstrong President, Chief Executive Officer, Secretary, Director	2015 2016 2017	48,000 48,000 NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	48,000 48,000 NIL
Edward Low Chief Financial Officer and Director	2015 2016 2017	42,000 42,000 NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	42,000 42,000 NIL
James R. King Former Director (3)	2015 2016 2017	NIL NIL NIL	NIL NIL NIL	111,626(2) NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	111,626(2) NIL NIL

Summary Compensation Table

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

LTIP: "Long-Term Incentive Plan" means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure, but excluding restricted stock, stock option and Stock Appreciation Rights (SAR) plans.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of March 31, 2017 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 14,059,000 common shares as of March 31, 2017.

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS
Geoffrey Armstrong (1) 27/93 Sokolovska Prague, Czech Republic 186	200,000	1%	Common
Wan Cheng Xie 1195 Hoping Road, 10A Zhongyl South Building, Luohu District, Schenzhen, 518000 China	5,210,000	37%	Common
AE Financial Management Ltd. (2) 816-788 Richards Street, Vancouver, British Columbia, Canada, V5S 1X8	100,000	1%	Common
Pandoric Enterprises 8/fl Connaught Place, Hong Kong	1,250,000	9%	Common
Kiu Chan Yuk G/F, No. 120 Tung Tsz Shan Rd New Territories Hong Kong	5,210,000	37%	Common

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

(1) Geoffrey Armstrong is the President, Secretary and Director of the Company.

(2) AE Financial Management Ltd. is a company incorporated in British Columbia, Canada and is owned as to 100% by Edward Low, the Company’s Chief Financial Officer and a Director

[1] The persons named above may be deemed to be a "parent" and "promoter " of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Image International Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 14, 2007, the Company executed an executive services agreement with its president and director Mr. Geoff Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in this agreement was $2,000 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This executive services agreement was later revised on January 1, 2010. The total amount owed during this period was $68,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arms length.

On January 1, 2010, the Company executed a revised executive services agreement with its president and director Mr. G. Armstrong through Mr. Armstrong’s private company, Kouzelne Mesto Ltd. The basic remuneration in this revised agreement was $2,500 per month. The agreement included the right to convert all or part of the debt to shares in the Company’s stock at a mutually agreed upon share price. This revised agreement was modified on January 1, 2012. The total amount owed during this period was $60,000. No interest was paid and no interest is owed respecting this amount. The agreement was not at arms length.

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

* Our promoter(s) Mr. Armstrong and Mr. Low;

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

2017	$6,846
2016	$9,200

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2017	$	NIL
2016	$	NIL

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$	NIL
2016		$1,500

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:\

2017	$	NIL
2016	$	NIL

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Incorporation filed with State of Nevada, July 25, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, April 21, 2008. (1)

3.4	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital, December 22, 2014 (2)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Consultant Services Agreement between the Registrant and Edward Low dated February 28, 2007. (1)

10.3	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2010. (1)

10.4	Management Services Agreement between the Registrant and Edward Low dated January 1, 2010. (1)

10.5	Form of Image International Group Inc. (formerly Owlhead Minerals Corp.) Regulation S Subscription Agreement. (1)

10.6	Mining Consultant Agreement between the Registrant and Allan Beaton (P.Eng. Mining) dated November 1, 2012. (1)

10.7	Business Consultant Agreement between the Registrant and Alex McPherson dated November 1, 2012. (1)

10.8	Option Agreement to Acquire Claims between the Registrant and John Kemp dated December 1, 2012. (1)

10.9	Executive Services Agreement between the Registrant and James R. King dated January 1, 2013. (1)

10.10	Revised Management Services Agreement between the Registrant and Edward Low dated January 1, 2013. (1)

10.11	Revised Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated January 1, 2013. (1)

10.12	Debt Settlement Agreement between the Registrant and G. Armstrong through his company Kouzelne Mesto Ltd. dated July 10, 2013. (1)

10.13	Debt Settlement Agreement between the Registrant and Edward Low through his company AE Financial dated July 10, 2013.

14	Code of Ethics. (1)

21.	Articles of Incorporation of Owlhead Minerals (BC) Corp. the Company’s wholly owned subsidiary, incorporated in the Province of British Columbia, Canada dated September 25, 2012. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1.)	Incorporated by reference. Filed as an exhibit to the Company's Form S-1 Registration Statement filed June 14, 2013.

(2.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K filed December 29, 2014.

99.1	Preliminary Report on the Teako Property by L. Caron (M. Sc., P.Eng.) dated Feb. 22, 2013. (1)

99.2	Consent Letter from John Kemp to the Registrant granting permission to include his work in the disclosure dated August 1, 2013 (1)

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

IMAGE INTERNATIONAL GROUP, INC.

/s/ Geoffrey Armstrong
Geoffrey Armstrong
President, Chief Executive Officer and Director
Date: July 14, 2017

/s/ Edward Low
Edward Low
Chief Financial Officer and Director
Date: July 14, 2017

