Form 10-Q
period 2017-09-30
Image International Group, Inc.
filed 2017-11-14
CIK 1578523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(852) 9022-8228
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2017, the Company had 14,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

3

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Condensed Financial Statements

September 30, 2017

(Expressed in U.S. dollars)

(unaudited)

Index

Consolidated Condensed Balance Sheets	F–1
Consolidated Condensed Statements of Operations and Comprehensive Loss	F–2
Consolidated Condensed Statements of Cash Flows	F–3
Notes to the Consolidated Condensed Financial Statements	F–4

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2017 $	March 31, 2017 $
	(unaudited)

ASSETS

Current Assets
Cash	1,910	1,964
Total Assets	1,910	1,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	20,000	2,400
Loan payable (Note 3)	–	106,177
Due to related parties (Note 4)	140,895	1,000

Total Liabilities	160,895	109,577

Going Concern (Note 1) Commitments (Note 5) Subsequent Events (Note 6)

Stockholder’s Deficit

Common stock, 1,000,000,000 shares authorized, $0.001 par value 14,059,000 shares issued and outstanding	14,059	14,059
Additional paid-in capital	784,941	784,941
Deficit	(957,985)	(906,613)

Total Stockholder’s Deficit	(158,985)	(107,613)

Total Liabilities and Stockholder’s Deficit	1,910	1,964

(The accompanying notes are an integral part of these consolidated condensed financial statements)

F-1

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2017 $	Three Months Ended September 30, 2016 $	Six Months Ended September 30, 2017 $	Six Months Ended September 30, 2016 $

Expenses

General and administrative	357	1,320	496	3,111
Management fees (Note 4)	27,000	–	27,000	–
Professional fees	2,700	1,900	6,200	5,746
Transfer agent and filing fees	6,471	1,486	17,676	14,629

Total Expenses	36,528	4,706	51,372	23,486
Net Loss and Comprehensive Loss	(36,528)	(4,706)	(51,372)	(23,486)
Net Loss Per Share, Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding	14,059,000	14,059,000	14,059,000	14,059,000

(The accompanying notes are an integral part of these consolidated condensed financial statements)

F-2

IMAGE INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2017 $	Six Months Ended September 30, 2016 $

Operating Activities

Net loss	(51,372)	(23,486)

Changes in operating assets and liabilities:
Amounts receivable	–	4,868
Accounts payable and accrued liabilities	17,600	(772)
Due to related parties	(1,000)	–

Net Cash Used In Operating Activities	(34,772)	(19,390)

Financing Activities

Proceeds from loan payable	16,000	9,500
Repayment of loan payable	(18,674)
Proceeds from related party loans	37,392	–

Net Cash Provided By Financing Activities	34,718	9,500

Decrease in Cash	(54)	(9,800)

Cash, Beginning of Period	1,964	12,994

Cash, End of Period	1,910	3,104

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated condensed financial statements)

F-3

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Consolidated Condensed Financial Statements

Six Months Ended September 30, 2017 and 2016

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim consolidated condensed financial statements of Image International Group, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2017, the Company has a working capital deficiency of $158,985 and has an accumulated deficit of $957,985 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Loan Payable

As at September 30, 2017, the Company owed $nil (March 31, 2017 - $106,177) to a non-related party. On September 2, 2017, the debtor assigned the outstanding debt of $103,503 to the President of the Company. Refer to Note 4(b).

4.	Related Party Transactions

(a)	As at September 30, 2017, the Company owes $nil (March 31, 2017 - $1,000) to a company controlled by the Chief Financial Officer of the Company.

(b)	As at September 30, 2017, the Company owes $103,503 (March 31, 2017 - $nil) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(c)	As at September 30, 2017, the Company owes $37,392 (March 31, 2017 - $nil) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at September 30, 2017, included in accounts payable and accrued liabilities is $20,000 (March 31, 2017 - $nil) owed to the President of the Company for management fees.

F-4

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Consolidated Condensed Financial Statements

Six Months Ended September 30, 2017 and 2016

(Expressed in U.S. dollars)

(unaudited)

4.	Related Party Transactions (continued)

(e)	During the six months ended September 30, 2017, the Company incurred management fees of $20,000 (2016 - $nil) to the President of the Company.

(f)	During the six months ended September 30, 2017, the Company incurred management fees of $7,000 (2016 - $nil) to a company controlled by the Chief Financial Officer

5.	Commitments

(a)	On August 1, 2017, the Company entered into an agreement with a company controlled by the Chief Financial Officer of the Company whereby it is obligated to pay $3,500 per month over a five year term for services provided.

(b)	On August 1, 2017, the Company entered into an agreement with the President of the Company whereby it is obligated to pay $10,000 per month over a three year term for services provided.

6.	Subsequent Events

(a)	On October 14, 2017, the Company transferred its holding in Owlhead Minerals (BC) Corp. to the Chief Financial Officer of the Company for no consideration.

(b)	On October 18, 2017, the Company received an advance of $8,700 from a company controlled by the President the Company.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Month Period Ended September 30, 2017

During the six month period ended September 30, 2017, the Company incurred a net loss of $51,372 (2016 - $23,486).

Transfer agent and filing fees in the six month period ended September 30, 2017 were $17,676 (2016 - $14,629).

Professional fees for the six month period ended September 30, 2017 were $6,200 (2016 - $5,746) relating to audit fees.

Management fees for the six month period ended September 30, 2017 were $27,000 (2016 - $nil).

Expenses during the quarter were for:

●	Renewal of listing on the OTCQB stock exchange;

●	Management fees; and

●	Financial statement reviews and audit.

Following extensive research and discussion with an experienced gemstone and jewelry consultant, the Company decided to expand its business focus to include the acquisition of gemstone and other precious mineral resources and retail jewelry and gemstone outlets. In order to appropriately reflect the Company’s expanded and more comprehensive and inclusive business plan, the Company had changed its name to Image International Group, Inc. on December 23, 2014.

During the quarter ended September 30, 2017, the Company added Hoi Ming Chan as president replacing Geoffrey Armstrong, and shifted its focus to later stage (near production) mining projects in Asia.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Capital Resources and Liquidity

The Company has limited financial resources as at September 30, 2017 with funds on hand of $1,910 (March 31, 2017 - $1,964). As at September 30, 2017 the Company has a working capital deficit of $158,985 compared to $107,613 as at March 31, 2017.

Amounts due to related parties were $140,895 as at September 30, 2017 (March 31, 2017 - $1,000). In addition, included in accounts payable and accrued liabilities is $20,000 (As at March 31, 2017 - $nil) owed to the President of the Company for management fees.

Loan payable as at September 30, 2017 was $nil (March 31, 2017 - $106,177). The loan is non-interest bearing, unsecured, and due on demand.

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

Cash used in Operating Activities

During the six month period ended September 30, 2017, the Company used $34,772 (2016 - $19,390) to fund operations.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six month period ended September 30, 2017. During the six month period ended September 30, 2017, the Company received loan proceeds of $16,000 (2016 - $9,500) and repaid $18,674. The Company also received related party loan proceeds of $37,392 (2016 - $nil).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the six-month period ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six-month period ended September 30, 2017.

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
November 14, 2017

