Form 10-Q
period 2018-03-31
Image International Group, Inc.
filed 2018-05-21
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189359

IMAGE INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3204968
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

8105 Birch Bay Square St. Suite 103, Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 21, 2018, the Company had 414,059,000 shares of common stock outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

March 31, 2018

(Expressed in U.S. dollars)

(Unaudited)

4

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

		March 31, 2018 $	December 31, 2017 $
	Note	(Unaudited)	(Audited)
Current Assets
Cash		540,874	986,821
Fixed deposits		318,847	-
Deposits and other receivables	3	69,520	39,439
Amount due from related parties	8	188,400	57,955
Total Current Assets		1,117,641	1,084,215

Property, Plant and Equipment, net	4	204,529	198,548
Intangible Assets, net	5	1,807,620	1,753,907
Total Non-current Assets		2,012,149	1,952,455

Total Assets		3,129,790	3,036,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Short-term loans	6	502,302	484,260
Other payables and accrued liabilities	7	587,981	559,578
Due to related parties	8	3,590,220	3,005,353
Total Current Liabilities		4,680,503	4,049,191

Total Liabilities		4,680,503	4,049,191

Stockholders’ Deficit
Ordinary shares
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 414,059,000 shares issued and outstanding		414,059	400,000
Additional paid-in capital		(1,657,456)	(1,070,222)
Accumulated deficit		(220,775)	(352,254)
Accumulated other comprehensive income		(86,541)	9,955

Total Stockholders’ Equity		(1,550,713)	(1,012,521)

Total Liabilities and Stockholders’ Equity		3,129,790	3,036,670

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31, 2018 $	Three Months Ended March 31, 2017 $

Revenues	-	-

Expenses

Audit fee	8,704	-
Consulting	145,406	-
Depreciation and amortization	12,882	11,887
General and administrative	8,968	65
Office expenses	23,228	-
Professional fees	3,719	-
Salaries	47,265	872
Transfer agent and filing fees	5,751	-
Travel	636	5
Total Expenses	256,559	12,829

Other income (expenses)
Bank charges	(565)	(20)
Interest income	284	1
Loan interest expense	(4,855)	(4,480)
Other finance expense	(187)	-
Rental income	8,279	-

Net Loss	(253,603)	(17,328)

Foreign currency translation adjustment	(22,050)	7,668

Comprehensive loss	(275,653)	(9,660)

Loss Per Share, Basic and Diluted	(0.0006)	(0.0433)
Weighted Average Shares Outstanding	414,059,000	400,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31, 2018 $	Three Months Ended March 31, 2017 $

Operating Activities

Net income (loss)	(253,603)	(17,328)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	12,882	11,887

Changes in operating assets and liabilities:
Deposits and other receivables	(29,330)	-
Due from director	(186,000)	-
Other payables and accrued liabilities	(62,483)	4,480
Due to related parties	261,314	290

Net Cash Used In Operating Activities	(257,220)	(671)

Cash flows from investing activities:
Increase in fixed deposits	(314,785)	-
Net cash used in investing activities	(314,785)	-

Effect of exchange rates on cash and cash equivalents	126,058	189

Increase (Decrease) in Cash, cash equivalents and restricted cash	(445,947)	(482)

Cash, cash equivalents and restricted cash, Beginning of Period	986,821	21,714

Cash, cash equivalents and restricted cash, End of Period	540,874	21,232

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Expressed in U.S. dollars)

(Unaudited)

NOTE 1- Organization and Description of Business

Image International Group, Inc. (“IMGL”) was initially incorporated in the state of Nevada on July 25, 2005 under the name of Eardley Ventures. On April 21, 2008, the Company’s name, Eardley Ventures, was changed to Owlhead Minerals Corp in order to more appropriately reflect the Company’s business plan. On December 23, 2014, Owlhead Minerals Corp. filed an Amendment to it Articles of Incorporation with the Nevada Secretary of State, changing its name from Owlhead Minerals Corp. to Image International Group, Inc. and increasing its authorized capital from 100,000,000 common shares with a par value of $0.001 to 1,000,000,000 shares common shares with a par value of $0.001.

Tang Dynasty Investment Group Limited (“Tang Dynasty”) was incorporated under the laws of Hong Kong on March 22, 2017 and its principal office is located at suites 502 and 503 on the 5th floor of Fourseas Building in Jordan, Hong Kong. It assumed a full ownership and control of Shenzhen Gu Yue Environmental Protection Technology Co. Ltd (“Gu Yue”) on November 29, 2017.

Shenzhen Gu Yue Environmental Protection Technology Co. Ltd (“Gu Yue”) was incorporated on November 8, 2010 as a domestic company in the People’s Republic of China. It was converted to a Wholly Foreign-Owned Enterprise (“WFOE”) on November 29, 2017.

Yangshuo County Xing Yuan Lead-Zinc Mine Co., Ltd. (“Yangshuo”) was incorporated on January 22, 1996 under the laws of the People’s Republic of China. Yangshuo primarily engages in lead, zinc and copper mining ore and generates revenue through the sales of processed lead, zinc and copper to customers primarily in Guangxi province. Due to the Chinese government policy on environmental protection, its traditional business of mining of lead, zinc and copper has been idled in recent years. Yangshuo has been exploring business opportunities in the processing of lead-zinc tailings. During this transition period, Yangshuo made its building and land available for lease and entered into operating leases with individual and business lessees. The leases with individual lessees expire over the next 1 to 2 year(s) and the leases with commercial lessees expire over the next 3 years.

On December 5, 2017, Gu Yue obtained a controlling interest of Yangshuo through a series of contractual agreements including Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Power of Attorney and Equity Pledge Agreement. As a result, Gu Yue contractually controlled and managed an operating company, Yangshuo and conducted its business solely through Yangshuo, its variable interest entity.

On January 15, 2018, Image International Group, Inc. (“IMGL”) entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Tang Dynasty Investment Group Limited, a limited liability company formed under the laws of Hong Kong, Special Administrative Region, China (“Tang Dynasty”). Pursuant to the terms of the Share Exchange Agreement, we issued 400,000,000 new shares of our common stock, par value at $0.001 per share for all of the outstanding common stock of Tang Dynasty. As a result, Tang Dynasty became our wholly owned subsidiary.

Accordingly, we refer to IMGL, its consolidated subsidiaries and variable interest entity collectively as the “Company”, “we”, “us” and “our”.

NOTE 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 8-K/A for the year ended December 31, 2017, that was filed with the SEC on May 21, 2018.

Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates reflected in the condensed consolidated financial statements include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern Consideration

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2018, the Company has a working capital deficiency of $3,562,862 and has an accumulated deficit of $220,775 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Tang Dynasty uses the local currency, Hong Kong Dollar, while Gu Yue and Yangshuo use the local currency, Renminbi (RMB), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the U.S. Federal Reserve at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain/(loss) amounted to $(22,050) and $7,668 for the period ended March 31, 2018 and 2017, respectively.

Below is a table with foreign exchange rates used for translation:

(Average Rate)	March 31, 2018		March 31, 2017
Chinese Renminbi (RMB)	RMB	6.3535	RMB	6.8853
Hong Kong dollar (HKD)	HKD	7.8279	HKD	7.7608
United States dollar ($)		$1.0000		$1.0000

(Closing Rate)	March 31, 2018		December 31, 2017
Chinese Renminbi (RMB)	RMB	6.2726	RMB	6.5063
Hong Kong dollar (HKD)	HKD	7.8484	HKD	7.8128
United States dollar ($)		$1.0000		$1.0000

Cash and Cash Equivalent

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in Hong Kong and PRC. As of March 31, 2018, cash balances held in Hong Kong and PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

Financial Instruments

The carrying amount reported in the balance sheet for cash, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Plant, Property, and Equipment

Plant, property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized, while maintenance and repairs are recognized as expense as incurred.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Buildings	Over the lease term

Intangibles

Intangible assets are carried at cost less accumulated amortization.

We account for its significant leases of land use rights for purposes of classification of operating or capital. At the inception of the lease agreements, we will classify the leases as capital leases under ASC 840-30 if (a) transfer of ownership to lessee at the end of the lease term, (b) bargain purchase option, (c) the lease term equals to or exceeds 75% of economic life of the leased property, and/or (d) present value of minimum lease payments exceeds 90% of fair value of the lease property. Otherwise, the leases will be classified as operating leases.

Intangible assets with finite useful lives are amortized on a straight-line basis that align with it economic benefits of the intangible assets to be consumed. The original estimated useful life for the land use rights ranged from 38 to 70 years stipulated on the lease term.

Intangible assets are reviewed at least annually to determine whether there are any circumstances arisen that may trigger the impairment of their carrying values. Management considers intangible assets to be impaired if their carrying value exceeds the future projected cash flows from the perspective operations. Management also evaluates the periods of amortization to identify if any subsequent events or conditions that warrant revised estimates of useful lives.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of the period ended March 31, 2018 and fiscal years ended December 31, 2017, management determined that there was no impairment.

Fair Values of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

We consider the carrying amount of cash, other receivables and other short-term payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other accounts receivable. As of March 31, 2018 and December 31, 2017 $540,874 and $986,821 were deposited with various major financial institutions located in Hong Kong and the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Under the Deposit Scheme Protection Rules of Hong Kong Special Administrative Region, China, eligible bank deposits with banks in Hong Kong are insured up to $63,707 (HKD500,000). Eligible bank deposits include all types of ordinary deposits in any currency such as current accounts, savings accounts, secured deposits and time deposits with a maturity term no more than 5 years.

Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Other accounts receivable consists of rental receivable and deposit paid. They are typically unsecured and rental receivable are derived from revenue earned from leasee, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its leasees’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Income Taxes

We account for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on IMGL when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the three months ended March 31, 2018 and year ended December 31, 2017. We do not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue Recognition: Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using modified retrospective approach applied its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. For the three months ended March 31, 2018 and 2017, the Company is still in the development stage of its sand tailing business and has not generated revenue related to this business. The Company assessed that the adoption of ASC 606 does not have significant impact on its condensed consolidated financial statements. During this transition period, the Company has generated rental income from its buildings located in Yangshuo county, PRC and accounted for its rental income in accordance with ASC 840-20, Leases, Operating Leases.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. Since the Company do not have any financial instruments, management does not expect there will be any material impact on the financial statements.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018 and evaluated that the Company does not have any specific type of cash flow issues identified in the guidance. Therefore, the Company does not believe that this standard has a significant impact on the presentation of its consolidated statement of cash flows.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Interim Condensed Consolidated Statement of Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and also included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows and the Cash Flows of three months ended March 31, 2017 has been applied retrospectively.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company has adopted this guidance effective for us in the first quarter of 2018 on a prospective basis. This standard does not have a material impact on our consolidated financial statements unless and until the Company plans an acquisition or deconsolidation in the future.

Stock-based Compensation: In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will apply this standard beginning in the first quarter of 2018. The Company has not yet granted, delivered or provided any stock-based compensation to its employees or third party service providers. This standard does not have a significant impact on its consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the Tax Act”). As of March 31, 2018, the Company has not completed our accounting for the effects of the Tax Act based on the currently available information and has made a reasonable estimates in the first quarter of 2018. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act, and true up this estimate as appropriate within the one year measurement period. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

In January 2018, the FASB staff released Staff Q&A Topic 740 No. 5 which provides a guidance on accounting for tax provision of Global Intangible Low-Taxed Income (“GILTI”) as provided under the Tax Cuts and Jobs Act (“the Act”). The GILTI refers to the tax on the excess of a United States shareholder’s total net foreign income over a deemed return on tangible assets. Based on the information available to us for the first quarter of 2018, the Company provisionally made a policy election and accounted for its potential GILTI tax as a period cost when incurred.

Accounting Pronouncements Issued But Not Yet Adopted

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2017, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2017-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.

Leases: In September 2017, the FASB issued ASU 2017-13, Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption ASC Topic 842. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt and ASC Topic 842 beginning January 1, 2019, respectively.

Except for the ASU above, in the period from February 2018 through May 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - Deposits and Other Receivables

Deposits and other receivables consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Rental receivable	$22,070	$13,193
Deposit paid	26,127	26,246
Other receivables	21,323	-
Less: allowance for doubtful accounts	-	-
Total deposits and other receivables, net	$69,520	$39,439

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Buildings	$223,193	$215,176
Less: accumulated depreciation and impairment charges	(18,664)	(16,628)
Total property, plant and equipment, net	$204,529	$198,548

The depreciation expenses for three months ended March 31, 2018 and 2017 were $1,398 and $1,290.

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Land use rights	$1,960,909	$1,890,475
Less: accumulated amortization	(153,289)	(136,568)
Total intangibles, net	$1,807,620	$1,753,907

The amortization expenses of land use rights for the three months ended March 31, 2018 and 2017 were $11,484 and $10,597.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2018	$34,452
2019	45,936
2020	45,936
2021	45,936
2022	45,936
Thereafter	1,589,424
Total	$1,807,620

NOTE 6 – SHORT TERM LOANS AND LOAN PAYABLE

Short-term loans represented amounts due to bank and government agency, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to bank and government consisted of the following as of the years indicated:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Loan from Agricultural Bank of China with original principal amount at RMB 1,497,945 at a variable interest rate. Average interest rate is 4.9% for the quarter ended March 31, 2018 and the fiscal year ended December 31, 2017. The loan is matured in October 1989. Yangshuo is negotiating an extension with the lender.	$238,808	$230,230

Loan from the Yangshuo County Bureau of Finance with original principal amount RMB 652,794 at a fixed interest rate. Interest rate is 7.92% per annum for the quarter ended March 31, 2018 and the fiscal year ended December 31, 2017. The loan is repayable on demand.	104,071	100,333

Loan from the Yangshuo County Bureau of finance with original loan amount RMB 1,000,000 at a zero interest rate. The loan is repayable on demand.	159,423	153,697

Total short-term loans	$502,302	$484,260

Interest expense on short term loans for the three months ended March 31, 2018 and 2017 amounted to $4,855 and $4,480, respectively. No interest expense has been capitalized into property, plant and equipment as all borrowings were for working capital purposes.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Security deposits & other payable	$90,667	$96,847
Accrued loan interest expenses	428,039	407,923
Payroll payable	3,986	3,927
Accrued expenses	65,289	50,881
Total	$587,981	$559,578

NOTE 8- RELATED PARTY TRANSACTIONS

On July 15, 2017, Tang Dynasty entered into consulting agreements with two of its former shareholders, Cheuk Kau Herman Kwong and Kwok Leung Lee (“the consultants”). The agreements provide that the monthly compensation for January and February 2018, $2,555 (HKD20,000), for March 2018, $1,277 (HKD10,000), is payable to each of the consultants for the financial and project management services rendered to Tang Dynasty. Pursuant to these agreements, Tang Dynasty has incurred and paid $6,387 (HKD50,000) to each of the consultants during the period ended March 31, 2018.

Other receivables-related parties

Other receivables - related parties are those non-trade receivables arising from transactions between the Company and certain related parties, such as loans and employee advances to such related parties. The loans are unsecured, non-interest bearing and due in the next 12 months.

Other receivables - related parties consisted of the following

Name of related parties	Relationship	Nature of transactions	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)

Image International Group Inc.	Mr. Hoi Ming Chan is the Chief Executive Officer	Loan for funding business development activities	$-	$57,955
Hui Zhang	Director of Yangshuo	Loan for funding business development activities	188,400	-

Total			$188,400	$57,955

Other payables-related parties

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)

Hui Zhang	Director of Yangshuo	Funds to former shareholders	$-	$392,235
Ni Qin	Director of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from director for operating cash flows	32,562	16,008
Hoi Ming Chan	Chief Executive Officer of IMGL and Director of Tang Dynasty	Advances from director to support the operation of Tang Dynasty and compensation for consulting service to IMGL	3,551,110	2,575,428
Zhi Yuan Chen	Supervisor of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from supervisor for Gu Yue’s operating cash flow	4,472	19,681
Shenzhen Dongyuan Dongli Battery Co., Ltd	Zhi Yuan CHEN is the corporate representative of the Company	Loan for Gu Yue’s operating cash flows	829	799
Huizhou Shiji Wufeng Agricultural Industry Co., Ltd	Owned by Shenzhen Dongyuan Dongli Battery Co., Ltd and Zhi Yuan CHEN	Loan for Gu Yue’s operating cash flows	1,247	1,202

Total			3,590,220	3,005,353
Total other payables - related parties - current			3,590,220	3,005,353
Total other payables - related parties - non-current			$-	$-

NOTE 9 – NON-OPERATING REVENUE

Non-operating revenue mainly consists of rental revenue. For the three months ended March 31, 2018, Yangshuo has recognized its rental revenue in an amount of $8,279 for the period ended March 31, 2018.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2018:

Year ending December 31:
2018	$17,762
2019	10,168
2020	6,853
Total minimum future rentals receivable	$34,783

NOTE 10 – INCOME TAXES

We are subject to income taxes in both the United States and multiple foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

U.S.

Prior to January 31, 2018, IMGL, incorporated in Nevada, is subject to federal income tax rate at 34%. On December 22, 2017, the U.S government enacted the Tax Cuts and Jobs Act which covers a wide range of changes to the U.S. tax code, including, but not limited to (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The share exchange between IMGL and Tang Dynasty was closed on January 18, 2018 and thus the business combination was effective on the same day. Accordingly, the Company was not subject to the one-time transition tax which was in effect in the calendar year 2017. Beginning the first quarter 2018, we are subject to GILTI and applying the guidance in SAB 118 when accounting for the enactment date effects of the Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, we have not completed our accounting for all the tax effects of the Tax Act. Since our foreign subsidiaries incurred losses for the three months ended March 31, 2018, we anticipated that the tax effects of the Tax Act is nominal. We will continue to evaluate the tax effects of the Tax Act and refine our estimate when additional information is available. Our estimate could be changed as we obtain a more thorough understanding of the Tax Act. Changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item during the interim period.

Hong Kong

Tang Dynasty Investment Group Limited, incorporated in Hong Kong, SAR, is subject to Hong Kong Profits tax at 16.5%.

PRC

Our subsidiary, Gu Yue and VIE, Yangshuo are incorporated in the People’s Republic of China and governed by the income tax laws of the PRC. The income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Under the EIT Laws, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaty with certain countries.

Effective tax rates for the three months ended March 31, 2018 and 2017 were nil. The Company and its subsidiaries have incurred operating losses historically. The Company believes that it is more likely than not that its accumulated operating losses from IMGL, Tang Dynasty, Gu Yue and Yangshuo will not be utilized before they are expired. Therefore, the Company has provided full valuation allowance for the deferred tax assets and accumulated net operating losses. Accordingly, the Company has no net deferred tax assets.

The Company did not recognize any interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended March 31, 2018 and year ended December 31, 2017. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 11 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). Gu Yue and Yangshuo did not make appropriations to statutory reserve for the three months ended March 31, 2018 as the entities have incurred book loss and tax loss in that period.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of the reporting date, the Company has not incurred any unrecognized or recognized commitments or loss contingencies that are subject to disclosure requirements.

NOTE 13 – CONTINGENT LIABILITY

In an administrative litigation in 2017, the plaintiff Yunsheng YANG, an independent third party to Yangshuo, filed a claim against the Yangshuo County People’s Government (the “Government”) naming Yangshuo as the third party in revoking the State-owned Land Use Certificate (Shuo Guo Yong (2015) No.500), which states that Yangshuo has the right to use the land involved of area of approximately 734.4 ㎡ (the “Land”). On August 10, 2017, the Guilin Intermediate People’s Court held that there was no evidence could prove the plaintiff has any right regarding the Land and dismiss all the plaintiff’s claims.

The plaintiff was unsatisfied with the judgment and appealed to the Guangxi Zhuang Autonomous Region Higher People’s Court. The second trial is pending at the date of this report.

According to the PRC legal opinion of the counsel of Yangshuo , the possible impact is that if the judge held in favor of the plaintiff’s claims, Yangshuo might lose the right to use the Land which carrying amount as of March 31, 2018 was US$273,651. However, the director of Yangshuo opined that the probability of losing the case is less than probable based on the judgement of the court of first instance. As such, no impairment loss is provided on the involved land as of the report date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month Period Ended March 31, 2018 compared to Three-Month Period Ended March 31, 2017

Revenue

For the three-month period ended March 31, 2018 and 2017, we have not recognized any revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Cost of Revenue

For the three-month period ended March 31, 2018 and 2017, we have not recognized any cost of revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Operating Expenses

The general and administrative expenses for the three-month period ended March 31, 2018 and 2017 were $256,559 and $12,829, respectively. The significant increase in general and administrative expense primarily due to additional entity, Tang Dynasty, incorporated on March 22, 2017.

Our general and administrative expenses for the three-month period ended March 31, 2018 and 2017 comprised of the following:

	Three-Month Ended March 31, 2018	Three-Month Ended March 31, 2017	Change $	Change %
	(Unaudited)	(Unaudited)
Audit fee	$8,704	$-	$8,704	100%
Consultancy fee	145,406	-	145,406	100
Depreciation and amortization	12,882	11,887	995	8
Filing and transfer agency fee	5,751	-	5,751	100
Building management fee	1,251	-	1,251	100
Professional service fee	3,719	-	3,719	100
Utilities	377	-	377	100
Office expenses	23,228	-	23,228	100
Repair and maintenance	2,575	-	2,575	100
Travel	636	5	631	12620
Salary expense	47,265	872	46,393	5320
Others	4,765	65	4,700	7231

Total	$256,559	$12,829	$243,730	1900	%

Other Income (Expenses), Net

For the three-month periods ended March 31, 2018 and 2017, the Company incurred other income and expenses, net in an amount of $2,956 and ($4,499), respectively. The increase in other income, net is primarily due to the rental income and interest income, offset by loan interest expenses, bank charges and other finance expenses.

Net Loss

For the three-month periods ended March 31, 2018 and 2017, the net loss total $253,603 and $17,328. The significant increase in loss before income taxes from operations is due to additional entity, Tang Dynasty, incorporated on March 22, 2017.

Capital Resources and Liquidity

The following tables set forth our consolidated statements of cash flow:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(257,220)	$(671)
Net cash provided by (used in) investing activities	(314,785)	-
Effect of exchange rate change on cash and cash equivalents	126,058	189
Net increase (decrease) in cash, cash equivalents and restricted cash	(445,947)	(482)
Cash, cash equivalents and restricted cash, beginning balance	986,821	21,714
Cash, cash equivalents and restricted cash, ending balance	$540,874	$21,232

During the three months ended March 31, 2018, net cash used in operating activities totaled $257,220. Net cash used in investing activities totaled $314,785. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $445,947. The cash balance at the beginning of the period was $986,821. The cash balance on March 31, 2018 was $540,874.

During the three months ended March 31, 2017, net cash used in operating activities totaled $671. No cash was generated from investing activities. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $482. The cash balance at the beginning of the period was $21,714. The cash balance on March 31, 2017 was $21,232.

Working Capital

	As of March 31, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)	(Audited)
Current Assets	1,117,641	1,084,215
Current Liabilities	4,680,503	4,049,191
Working Capital (deficit)	(3,562,862)	(2,964,976)

For the three-month period ended March 31, 2018, we require cash in approximately $4.7 million within the next twelve months including $0.5 million to repay outstanding short-term loans to the bank institutions and county agencies, $0.6 million to accrued liabilities and other payables and $3.6 million to our directors. In an effort to support and maintain our financial positions and operations, we have leased out our properties and land to multiple individuals and business parties. Furthermore, in the first quarter of 2018, we have entered into a share exchange agreement with Image International Group Limited (“IMGL”) which enabled us to raise capital through the over-the-counter channel.

For the year ended December 31, 2017, we require cash in approximately $4 million within the next twelve months including $0.5 million to repay outstanding short-term loans to the bank institutions and county agencies, $0.5 million to accrued liabilities and other payables, $0.4 million to shareholder and $2.6 million to our directors. In an effort to support and maintain our financial positions and operations, we have leased out our properties and land to multiple individuals and business parties. Furthermore, in the first quarter of 2018, we have entered into a share exchange agreement with Image International Group Limited (“IMGL”) which enabled us to raise capital through the over-the-counter channel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three-month period ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three-month period ended March 31, 2018.

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
May 21, 2018

