Form 10-Q
period 2018-06-30
Image International Group, Inc.
filed 2018-08-20
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(852) 6013-3877
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018 and June 30, 2018, the Company had 113,059,000 shares of common stock issued and outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. dollars)

(Unaudited)

4

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

		June 30, 2018 $	December 31, 2017 $
	Note	(Unaudited)	(Audited)
Current Assets
Cash		616,277	986,821
Fixed deposits - Pledged		302,247	-
Deposits and other receivables	3	58,893	39,439
Amount due from related parties	8	188,168	57,955
Total Current Assets		1,165,585	1,084,215

Property, Plant and Equipment, net	4	193,118	198,548
Intangible Assets, net	5	1,702,363	1,753,907
Total Non-current Assets		1,895,481	1,952,455

Total Assets		3,061,066	3,036,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Short-term loans	6	476,151	484,260
Other payables and accrued liabilities	7	572,024	559,578
Notes payable		302,247	-
Due to related parties	8	3,490,033	3,005,353
Total Current Liabilities		4,840,455	4,049,191

Total Liabilities		4,840,455	4,049,191

Stockholders’ Deficit
Ordinary shares
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 113,059,000 and 414,059,000 shares issued and outstanding of June 30, 2018 and December 31, 2017 respectively		113,059	414,059
Additional paid-in capital		(1,356,456)	(1,070,222)
Accumulated deficit		(470,803)	(352,254)
Accumulated other comprehensive income		(65,189)	9,955

Total Stockholders’ Equity		(1,779,389)	(1,012,521)

Total Liabilities and Stockholders’ Equity		3,061,066	3,036,670

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2018 $	Three Months Ended June 30, 2017 $	Six Months Ended June 30, 2018 $	Six Months Ended June 30, 2017 $

Revenues	-	-	-	-

General and Administrative expenses

Amortization	11,568	10,640	23,052	21,237
Audit fee	7,510	-	16,214	-
Building management fee	1,437	-	2,688	-
Consulting	122,876	-	268,282	-
Depreciation	1,420	1,296	2,818	2,586
Office expenses	7,474	34	12,766	99
Professional fees	895	-	4,614	-
Rental expenses	27,445	-	50,523	-
Repair and maintenance	2,569	-	5,144	-
Salaries and staff benefit	64,726	875	111,992	1,747
Transfer agent and filing fees	4,831	-	10,582	-
Travel	211	40	846	45
Total Expenses	252,962	12,885	509,521	25,714

Other income (expenses)
Bank charges	(724)	(13)	(1,289)	(33)
Interest income	404	-	688	1
Loan interest expense	(4,891)	(4,498)	(9,746)	(8,978)
Other finance expense	(102)	-	(289)	-
Rental income	8,247	-	16,526	-
Other income (expenses), net	2,934	(4,511)	5,890	(9,010)

Net Profit (Loss)	(250,028)	(17,396)	(503,631)	(34,724)

Foreign currency translation adjustment	21,352	15,456	(698)	23,124

Comprehensive Profit (Loss)	(228,676)	(1,940)	(504,329)	(11,600)

Profit (Loss) Per Share, Basic and Diluted	(0.0022)	(0.0435)	(0.0045)	(0.0868)
Weighted Average Shares Outstanding	113,059,000	400,000	113,059,000	400,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended June 30, 2018 $	Six Months Ended June 30, 2017 $

Operating Activities

Net income (loss)	(503,631)	(34,724)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	25,870	23,823

Changes in operating assets and liabilities:
Deposits and other receivables	(20,570)	-
Due from related parties	(195,604)	-
Other payables and accrued liabilities	(85,422)	8,978
Due to related parties	408,573	291

Net Cash Used In Operating Activities	(370,784)	(1,632)

Cash flows from investing activities:
Addition to property, plant and equipment	(628)	-
Increase in fixed deposits - pledged	(302,247)	-
Net cash used in investing activities	(302,875)	-

Cash flows from financing activities:	-	-
Issuance of Notes Payable	314,192	-
Net cash generated from financing activities	314,192	-

Effect of exchange rates on cash and cash equivalents	(11,077)	503

Increase (Decrease) in Cash, cash equivalents and restricted cash	(370,544)	(1,129)

Cash, cash equivalents and restricted cash, Beginning of Period	986,821	21,714

Cash, cash equivalents and restricted cash, End of Period	616,277	20,585

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Shenzhen Gu Yue Environmental Protection Technology Co. Ltd (“Gu Yue”) was incorporated on November 8, 2010 as a domestic company in the People’s Republic of China. It was converted to a Wholly Foreign-Owned Enterprise (“WFOE”) on November 29, 2017. Gu Yue is mainly an equity holding company.

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

On January 15, 2018, Image International Group, Inc. (“IMGL”) entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Tang Dynasty Investment Group Limited, a limited liability company formed under the laws of Hong Kong, Special Administrative Region, China (“Tang Dynasty”). Pursuant to the terms of the Share Exchange Agreement, IMGL issued 400,000,000 new shares of its common stock, par value at $0.001 per share for all of the outstanding common stock of Tang Dynasty. As a result, Tang Dynasty became our wholly owned subsidiary. However, on June 10, 2018, the Company and shareholders of Tang Dynasty agreed to amend the Share Exchange Agreement, in which the shareholders of Tang Dynasty have agreed to receive 99-million shares of the Company down from 400-million under the January 15, 2018 agreement. As a result, Common stock of IMGL as of June 30, 2018 has been re-stated as $113,059, being 113,059,000 shares issued and outstanding.

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

Going Concern Consideration

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2018, the Company has a working capital deficiency of $3,674,870 and has an accumulated deficit of $470,803 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Tang Dynasty uses the local currency, Hong Kong Dollar, while Gu Yue and Yangshuo use the local currency, Renminbi (RMB), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the U.S. Federal Reserve at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain/(loss) for the three month ended June 30, 2018 and 2017, for the six month ended June 30, 2018 and 2017, amounted to $21,352, $15,456, (698) and $23,124 respectively.

Below is a table with foreign exchange rates used for translation:

(Average Rate)	June 30, 2018		June 30, 2017
Chinese Renminbi (RMB)	RMB	6.3655	RMB	6.8716
Hong Kong dollar (HKD)	HKD	7.8381	HKD	7.774
United States dollar ($)		$1.0000		$1.0000

(Closing Rate)	June 30, 2018		December 31, 2017
Chinese Renminbi (RMB)	RMB	6.6171	RMB	6.5063
Hong Kong dollar (HKD)	HKD	7.8463	HKD	7.8128
United States dollar ($)		$1.0000		$1.0000

Cash and Cash Equivalent

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in Hong Kong and PRC. As of June 30, 2018, cash balances held in Hong Kong and PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

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

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of the period ended June 30, 2018 and fiscal years ended December 31, 2017, management determined that there was no impairment.

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

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other accounts receivable. As of June 30, 2018 and December 31, 2017 $616,277 and $986,821 were deposited with various major financial institutions located in Hong Kong and the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Under the Deposit Scheme Protection Rules of Hong Kong Special Administrative Region, China, eligible bank deposits with banks in Hong Kong are insured up to $63,724 (HKD500,000). Eligible bank deposits include all types of ordinary deposits in any currency such as current accounts, savings accounts, secured deposits and time deposits with a maturity term no more than 5 years.

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

Deposits and other receivables consist of rental receivable, other receivable and deposit paid. These are typically unsecured and rental receivable are derived from revenue earned from leasee, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its leasees’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the six months ended June 30, 2018 and year ended December 31, 2017. We do not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue Recognition: Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using modified retrospective approach applied its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. For the six months ended June 30, 2018 and 2017, the Company is still in the development stage of its sand tailing business and has not generated revenue related to this business. The Company assessed that the adoption of ASC 606 does not have significant impact on its condensed consolidated financial statements. During this transition period, the Company has generated rental income from its buildings located in Yangshuo county, PRC and accounted for its rental income in accordance with ASC 840-20, Leases, Operating Leases.

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

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Interim Condensed Consolidated Statement of Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and also included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows and the Cash Flows of six months ended June 30, 2017 has been applied retrospectively.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the Tax Act”). As of June 30, 2018, the Company has not completed our accounting for the effects of the Tax Act based on the currently available information and has made a reasonable estimates in the first quarter of 2018. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act, and true up this estimate as appropriate within the one year measurement period. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods or services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except in certain circumstances. ASU 2018-07 clarifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be consumed in a grantor’s operations unless the transaction effectively provides financing to the grantor or are awarded under a contract accounted for under Topic 606 (as defined below). ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The amendments require that adjustments required upon application of the update be made through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have historically awarded share-based compensation to nonemployees; however, we do not currently have any outstanding share-based awards to nonemployees. Therefore, we do not believe the adoption of ASU 2018-07 will have an impact on our consolidated financial condition and results of operations unless share-based payments are issued to nonemployees in the future.

Leases:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each.

In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

The Company is currently evaluating the impact of the above standards on their consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “ Codification Improvements to Topic 842, Leases ”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. Currently, entities are required to adopt this ASU using a modified retrospective transition method. Under that transition method, an entity initially applies this ASU at the beginning of the earliest period presented in its financial statements. ASU No. 2018-11 provides another adoption method, which allows entities to initially apply ASU No. 2016-02 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

Reporting of Comprehensive Income:

In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU is not expected to have an impact on our financial statements.

Income Tax:

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act (“Tax Act”) as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the required accounting under ASC 740. As described in the 2017 Form 10-K, we reflected the impact of the changes in rates on our deferred tax assets and liabilities at December 31, 2017, as we are required to reflect the change in the period in which the law is enacted. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of our income tax balances and future income tax expense or benefit. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

Codification Improvements:

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). The amendments in this update include changes to clarify and make other incremental improvements to GAAP under the FASB’s perpetual project to address suggestions from stakeholders. The amendments in this update affect a wide variety of topics and apply to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. A number of the amendments do not require transition guidance and are effective as of the issuance of the update while many of the updates that have transition guidance are effective for annual periods beginning after December 15, 2018. For amendments relating to issued but not effective guidance, the effective date of these amendments follows that of the originally issued update. We are currently assessing the potential impact of the many amendments within ASU 2018-09 and are currently unable to quantify the impact, if any, the standard will have on our consolidated financial condition and results of operations.

Investments:

In March 2018, the FASB issued ASU No. 2018-04, Investments—Debt Securities (Topic 320 and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, which supersedes previous SEC guidance in the Codification in SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Equity Securities and special balance sheet requirements in Regulation S-X Rule 3A-05 for Public Utility Holding Companies. The changes are effective when issued. The adoption of these updates did not have a material impact on our consolidated financial statements.

Financial Instruments:

In February 2018, the FASB issued ASU 2018-03—Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The adoption of this ASU is not expected to have an impact on our financial statements.

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

NOTE 3 – Prepayment, Deposits and Other Receivables

Prepayment, deposits and other receivables consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Rental receivable	$22,316	$13,193
Deposit paid	26,134	26,246
Other receivables	10,443	-
Less: allowance for doubtful accounts	-	-
Total deposits and other receivables, net	$58,893	$39,439

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Buildings, at cost	$211,573	$215,176
Office equipment, at cost	604	-
Less: accumulated depreciation and impairment charges	(19,059)	(16,628)
Total property, plant and equipment, net	$193,118	$198,548

The depreciation expenses for three months ended June 30, 2018 and 2017, and six months ended June 30, 2018 and 2017 were $1,420, $1,296, $2,818 and $2,586 respectively.

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Land use rights	$1,858,820	$1,890,475
Less: accumulated amortization	(156,457)	(136,568)
Total intangibles, net	$1,702,363	$1,753,907

The amortization expenses of land use rights for the three months ended June 30, 2018 and 2017, and six months ended June 30, 2018 and 2017 were $11,568, $10,640, $23,052 and $21,237 respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2018 (remaining period)	$22,543
2019	44,720
2020	44,720
2021	44,720
2022	44,720
Thereafter	1,500,940
Total	$1,702,363

NOTE 6 – SHORT TERM LOANS AND LOAN PAYABLE

Short-term loans represented amounts due to bank and government agency, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to bank and government consisted of the following as of the years indicated:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Loan from Agricultural Bank of China with original principal amount at RMB 1,497,945 at a variable interest rate. Average interest rate is 4.9% for the quarter ended June 30, 2018 and the fiscal year ended December 31, 2017. The loan is matured in October 1989. Yangshuo is negotiating an extension with the lender.	$226,375	$230,230

Loan from the Yangshuo County Bureau of Finance with original principal amount RMB 652,794 at a fixed interest rate. Interest rate is 7.92% per annum for the quarter ended June 30, 2018 and the fiscal year ended December 31, 2017. The loan is repayable on demand.	98,652	100,333

Loan from the Yangshuo County Bureau of finance with original loan amount RMB 1,000,000 at a zero interest rate. The loan is repayable on demand.	151,124	153,697

Total short-term loans	$476,151	$484,260

Interest expense on short term loans for the three months ended June 30, 2018 and 2017, and six months ended June 30, 2018 and 2017 amounted to $4,891, $4,498, $9,746 and $8,978 respectively. No interest expense has been capitalized into property, plant and equipment as all borrowings were for working capital purposes.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Security deposits & other payable	$90,480	$96,847
Accrued loan interest expenses	410,467	407,923
Payroll payable	9,265	3,927
Accrued expenses	61,812	50,881
Total	$572,024	$559,578

NOTE 8- RELATED PARTY TRANSACTIONS

On July 15, 2017, Tang Dynasty entered into consulting agreements with two of its former shareholders, Cheuk Kau Herman Kwong and Kwok Leung Lee (“the consultants”). The agreements provide that the monthly compensation for January and February 2018, $2,552 (HKD20,000), for March to June 2018, $1,275 (HKD10,000), is payable to each of the consultants for the financial and project management services rendered to Tang Dynasty. Pursuant to these agreements, Tang Dynasty has incurred and paid $3,827 (HKD30,000) and $10,206 (HKD80,000) and to each of the consultants during the three months period and six months period ended June 30, 2018 respectively.

IMGL has incurred $30,000 and $60,000 as management consulting fee to Hoi Ming Chan, Chief Executive Officer, in respect of his services rendered to IMGL for the three months period ended June 30, 2018 and the six month period ended period ended June 30, 2018 respectively. IMGL has incurred and paid $10,500 and $21,000 as financial consulting fee to AE Financial Management Ltd. in respect of the services rendered by Edward Low, Chief Financial Officer, for the three months period ended June 30, 2018 and the six month period ended June 30, 2018 respectively.

Other receivables-related parties

Other receivables - related parties are those non-trade receivables arising from transactions between the Company and certain related parties, such as loans and employee advances to such related parties. The loans are unsecured, non-interest bearing and due in the next 12 months.

Other receivables - related parties consisted of the following

Name of related parties	Relationship	Nature of transactions	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Image International Group Inc.	Mr. Hoi Ming Chan is the Chief Executive Officer	Loan for funding business development activities	$-	$57,955
Hui Zhang	Director of Yangshuo	Loan for funding business development activities	188,168	-

Total			$188,168	$57,955

Other payables-related parties

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Hui Zhang	Director of Yangshuo	Funds to former shareholders	$-	$392,235
Ni Qin	Director of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from director for operating cash flows	318,002	16,008
Hoi Ming Chan	Chief Executive Officer of IMGL and Director of Tang Dynasty	Advances from director to support the operation of Tang Dynasty and compensation for consulting service to IMGL	3,169,302	2,575,428
Zhi Yuan Chen	Supervisor of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from supervisor for Gu Yue’s operating cash flow	2,729	19,681
Shenzhen Dongyuan Dongli Battery Co., Ltd	Zhi Yuan CHEN is the corporate representative of the Company	Loan for Gu Yue’s operating cash flows	-	799
Huizhou Shiji Wufeng Agricultural Industry Co., Ltd	Owned by Shenzhen Dongyuan Dongli Battery Co., Ltd and Zhi Yuan CHEN	Loan for Gu Yue’s operating cash flows	-	1,202

Total			3,490,033	3,005,353
Total other payables - related parties - current			3,490,033	3,005,353
Total other payables - related parties - non-current			$-	$-

NOTE 9 – NON-OPERATING REVENUE

Non-operating revenue mainly consists of rental revenue. Yangshuo has recognized its rental revenue in an amount of $8,247 and $16,526 for the three months and six months ended June 30, 2018 respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of June 30, 2018:

Year ending December 31:
2018	$9,465
2019	10,148
2020	6,840
Total minimum future rentals receivable	$26,453

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, we have not completed our accounting for all the tax effects of the Tax Act. Since our foreign subsidiaries incurred losses for the three months ended June 30, 2018, we anticipated that the tax effects of the Tax Act is nominal. We will continue to evaluate the tax effects of the Tax Act and refine our estimate when additional information is available. Our estimate could be changed as we obtain a more thorough understanding of the Tax Act. Changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item during the interim period.

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

Effective tax rates for the six months ended June 30, 2018 and 2017 were nil. The Company and its subsidiaries have incurred operating losses historically. The Company believes that it is more likely than not that its accumulated operating losses from IMGL, Tang Dynasty, Gu Yue and Yangshuo will not be utilized before they are expired. Therefore, the Company has provided full valuation allowance for the deferred tax assets and accumulated net operating losses. Accordingly, the Company has no net deferred tax assets.

The Company did not recognize any interest and penalties related to uncertain tax positions in its provision for income taxes for the six months ended June 30, 2018 and year ended December 31, 2017. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 11 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). Gu Yue and Yangshuo did not make appropriations to statutory reserve for the six months ended June 30, 2018 as both entities have incurred accounting losses and tax losses during that period.

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

According to the PRC legal opinion of the counsel of Yangshuo , the possible impact is that if the judge held in favor of the plaintiff’s claims, Yangshuo might lose the right to use the Land which carrying amount as of June 30, 2018 was US$258,436. However, the director of Yangshuo opined that the probability of losing the case is less than probable based on the judgement of the court of first instance. As such, no impairment loss is provided on the involved land as of the report date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month Period Ended June 30, 2018 compared to Three-Month Period Ended June 30, 2017

Revenue

For the three-month period ended June 30, 2018 and 2017, we have not recognized any revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Cost of Revenue

For the three-month period ended June 30, 2018 and 2017, we have not recognized any cost of revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business

Operating Expenses

The general and administrative expenses for the three-month period ended June 30, 2018 and 2017 were $252,962 and $12,885 respectively. The significant increase in general and administrative expense primarily due to additional entity, Tang Dynasty, incorporated on March 22, 2017.

Our general and administrative expenses for the three-month period ended June 30, 2018 and 2017 comprised of the following:

	Three-Month Ended June 30, 2018	Three-Month Ended June 30, 2017	Change $	Change %
	(Unaudited)	(Unaudited)
Amortization	$11,568	$10,640	$928	9%
Audit fee	7,510	-	7,510	100
Building management fee	1,437	-	1,437	100
Consulting	122,876	-	122,876	100
Depreciation	1,420	1,296	124	10
Office expenses	7,474	34	7,440	21882
Professional fees	895	-	895	100
Rental expenses	27,445	-	27,445	100
Repair and maintenance	2,569	-	2,569	100
Salaries and staff benefit	64,726	875	63,851	7297
Transfer agent and filing fees	4,831	-	4,831	100
Travel	211	40	171	428

Total	$252,962	$12,885	$240,077	1863%

Other Income (Expenses), Net

For the three-month periods ended June 30, 2018 and 2017, the Company incurred other income and expenses, net in an amount of $2,934 and ($4,511), respectively. The increase in other income, net is primarily due to the rental income and interest income, offset by loan interest expenses, bank charges and other finance expenses.

Results of Operations for the Six-Month Period Ended June 30, 2018 compared to Six-Month Period Ended June 30, 2017

Revenue

For the six-month period ended June 30, 2018 and 2017, we have not recognized any revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Cost of Revenue

For the six-month period ended June 30, 2018 and 2017, we have not recognized any cost of revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business

Operating Expenses

The general and administrative expenses for the six-month period ended June 30, 2018 and 2017 were $509,521 and $25,714 respectively. The significant increase in general and administrative expense primarily due to additional entity, Tang Dynasty, incorporated on March 22, 2017.

Our general and administrative expenses for the six-month period ended June 30, 2018 and 2017 comprised of the following:

	Six-Month Ended June 30, 2018	Six-Month Ended June 30, 2017	Change $	Change %
	(Unaudited)	(Unaudited)
Amortization	$23,052	$21,237	$1,815	9%
Audit fee	16,214	-	16,214	100
Building management fee	2,688	-	2,688	100
Consulting	268,282	-	268,282	100
Depreciation	2,818	2,586	232	9
Office expenses	12,766	99	12,667	12795
Professional fees	4,614	-	4,614	100
Rental expenses	50,523	-	50,523	100
Repair and maintenance	5,144	-	5,144	100
Salaries and staff benefit	111,992	1,747	110,245	6311
Transfer agent and filing fees	10,582	-	10,582	100
Travel	846	45	801	1780

Total	$509,521	$25,714	$483,807	1881%

Other Income (Expenses), Net

For the six-month period ended June 30, 2018 and 2017, the Company incurred other income and expenses, net in an amount of $5,890 and ($9,010), respectively. The increase in other income, net is primarily due to the rental income and interest income, offset by loan interest expenses, bank charges and other finance expenses.

Net Loss

For the three-month periods ended June 30, 2018 and 2017 and six-month periods ended June 30, 2018 and 2017, the Company has net loss total $250,028, $17,396, $503,631 and ($34,724) respectively. The significant increase in loss before income taxes from operations for the three-month periods ended June 30, 2018 as compared to the three-month periods ended June 30, 2017, and six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, is due to the additional expenses in relation to the additional entity, Tang Dynasty, incorporated on March 22, 2017.

Capital Resources and Liquidity

The following tables set forth our consolidated statements of cash flow:

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(370,784)	$(1,632)
Net cash provided by (used in) investing activities	(302,875)	-
Cash flows generated from financing activities	314,192	-
Effect of exchange rate change on cash and cash equivalents	(11,077)	503
Net increase (decrease) in cash, cash equivalents and restricted cash	(370,544)	(1,129)
Cash, cash equivalents and restricted cash, beginning balance	986,821	21,714
Cash, cash equivalents and restricted cash, ending balance	$616,277	$20,585

During the six months ended June 30, 2018, net cash used in operating activities totaled $370,784. Net cash used in investing activities totaled $302,875. Net cash generated from financing activities totaled $314,192. The resulting change in cash for the period was a decrease of $370,544. The cash balance at the beginning of the period was $986,821. The cash balance on June 30, 2018 was $616,277.

During the six months ended June 30, 2017, net cash used in operating activities totaled $1,632. No cash was generated from investing activities. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $1,129. The cash balance at the beginning of the period was $21,714. The cash balance on June 30, 2017 was $20,585.

Working Capital

	As of June 30, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)	(Audited)
Current Assets	1,165,585	1,084,215
Current Liabilities	4,840,455	4,049,191
Working Capital (deficit)	(3,674,870)	(2,964,976)

For the six-month period ended June 30, 2018, we require cash in approximately $4.8 million within the next twelve months including $0.5 million to repay outstanding short-term loans to the bank institutions and county agencies, $0.3 million to repay notes payable to bank institution, $0.5 million to accrued liabilities and other payables and $3.5 million to our director and related parties .. In an effort to support and maintain our financial positions and operations, we have leased out our properties and land to multiple individuals and business parties. Furthermore, in the first quarter of 2018, we have entered into a share exchange agreement with Image International Group Limited (“IMGL”) which enabled us to raise capital through the over-the-counter channel.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have limited revenue generating assets. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except for the appeal and second trial of the administrative litigation in China as detailed in Note 13 to the Condensed Consolidated Financial Statements as of June 30, 2018, we are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three-month period ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three-month period ended June 30, 2018.

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
August 20, 2018

