Form 10-Q
period 2018-09-30
Image International Group, Inc.
filed 2018-12-27
CIK 1578523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 24, 2018 and September 30, 2018, the Company had 113,059,000 shares of common stock issued and outstanding.

IMAGE INTERNATIONAL GROUP, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

3

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. dollars)

(Unaudited)

4

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

		September 30, 2018 $	December 31, 2017 $
	Note	(Unaudited)	(Audited)
Current Assets
Cash		246,104	986,821
Fixed deposits - Pledged		291,206	-
Prepayment, deposits and other receivables	3	156,573	39,439
Amount due from related parties	8	185,924	57,955
Total Current Assets		879,807	1,084,215

Property, Plant and Equipment, net	4	188,583	198,548
Intangible Assets, net	5	1,629,312	1,753,907
Total Non-current Assets		1,817,895	1,952,455

Total Assets		2,697,702	3,036,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Short-term loans and loan payable	6	458,756	484,260
Other payables and accrued liabilities	7	559,790	559,578
Notes payable		291,206	-
Deferred revenue		8,663	-
Due to related parties	8	3,418,578	3,005,353
Total Current Liabilities		4,736,993	4,049,191

Total Liabilities		4,736,993	4,049,191

Stockholders’ Deficit
Ordinary shares
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 113,059,000 and 414,059,000 shares issued and outstanding respectively		113,059	414,059
Additional paid-in capital		(1,356,456)	(1,084,281)
Accumulated deficit		(698,039)	(352,254)
Accumulated other comprehensive income		(97,855)	9,955

Total Stockholders’ Equity		(2,039,291)	(1,012,521)

Total Liabilities and Stockholders’ Equity		2,697,702	3,036,670

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended September 30, 2018 $	Three Months Ended September 30, 2017 $	Nine months Ended September 30, 2018 $	Nine months Ended September 30, 2017 $

Revenues	-	-	-	-

General and Administrative expenses

Amortization	10,935	12,407	33,987	33,644
Audit fee	7,461	-	23,675	-
Building management fee	1,429	1,258	4,117	1,258
Consulting	87,746	245,316	356,028	245,316
Depreciation	1,500	2,839	4,318	5,425
Insurance	537	5,916	537	5,916
Office expenses	9,563	21,597	22,329	21,696
Professional fees	805	642	5,419	642
Rental expenses	27,246	24,866	77,769	24,866
Repair and maintenance	10,248	4,591	15,392	4,591
Salaries and staff benefit	61,550	22,051	173,542	23,798
Transfer agent and filing fees	8,384	3,698	18,966	3,698
Travel	6,767	99	7,613	144
Total Expenses	234,171	345,280	743,692	370,994

Other income (expenses)
Bank charges	(360)	(420)	(1,649)	(453)
Interest income	1,473	366	2,161	367
Loan interest expense	(4,622)	(5,245)	(14,368)	(14,223)
Other finance expense	(25)	-	(314)	-
Other income/(expenses), net	(78)	1,050	(78)	1,050
Rental income	10,547	39,631	27,073	39,631
Other income (expenses), net	6,935	35,382	12,825	26,372

Net Profit (Loss)	(227,236)	(309,898)	(730,867)	(344,622)

Foreign currency translation adjustment	(32,765)	18,715	(33,364)	41,839

Comprehensive Profit (Loss)	(260,001)	(291,183)	(764,231)	(302,783)

Profit (Loss) Per Share, Basic and Diluted	(0.0023)	(0.0007)	(0.0068)	(0.0007)
Weighted Average Shares Outstanding	113,059,000	414,059,000	113,059,000	414,059,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine months Ended September 30, 2018 $	Nine months Ended September 30, 2017 $

Operating Activities

Net income (loss)	(730,867)	(344,622)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	38,305	39,068

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(123,517)	(219,636)
Due from Directors	(196,085)	-
Other payables and accrued liabilities	(79,293)	22,866
Deferred revenue	9,137	-
Due to related parties	347,844	927,259
Net Cash (used in) / generated from Operating Activities	(734,476)	424,935

Cash flows from investing activities:
Addition to property, plant and equipment	(4,837)	(13,283)
Increase in fixed deposits – pledged	(291,206)	-
Net cash used in investing activities	(296,043)	(13,283)

Cash flows from financing activities:	-	-
Issuance of Notes Payable	307,120	-
Issue of shares	-	1,284
Advances from Shareholders	-	1,791,033
Net cash generated from financing activities	307,120	1,792,317

Effect of exchange rates on cash and cash equivalents	(17,318)	(13,668)

Increase (Decrease) in Cash, cash equivalents and restricted cash	(740,717)	2,190,301

Cash, cash equivalents and restricted cash, Beginning of Period	986,821	21,713

Cash, cash equivalents and restricted cash, End of Period	246,104	2,212,014

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

IMAGE INTERNATIONAL GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Tang Dynasty Investment Group Limited (“Tang Dynasty”) was incorporated under the laws of Hong Kong on March 22, 2017 and its principal office is located at 121 Tung Tsz Shan Road, Ting Kok Tai Po, Ting Kok, New Territories, Hong Kong. It assumed a full ownership and control of Shenzhen GuYue Environmental Protection Technology Co. Ltd (“GuYue”) on November 29, 2017.

Shenzhen GuYue Environmental Protection Technology Co. Ltd (“GuYue”) was incorporated on November 8, 2010 as a domestic company in the People’s Republic of China. It was converted to a Wholly Foreign-Owned Enterprise (“WFOE”) on November 29, 2017. GuYue is mainly an equity holding company.

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

On December 5, 2017, GuYue obtained a controlling interest of Yangshuo through a series of contractual agreements including Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Power of Attorney and Equity Pledge Agreement. As a result, GuYue contractually controlled and managed an operating company, Yangshuo and conducted its business solely through Yangshuo, its variable interest entity.

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

Going Concern Consideration

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2018, the Company has a working capital deficiency of $3,857,186 and has an accumulated deficit of $698,039 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Tang Dynasty uses the local currency, Hong Kong Dollar, while GuYue and Yangshuo use the local currency, Renminbi (RMB), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the U.S. Federal Reserve at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain/(loss) for the three months ended September 30, 2018 and 2017, for the nine month ended September 30, 2018 and 2017, amounted to $(32,765), $18,715, ($33,364) and $41,839 respectively.

Below is a table with foreign exchange rates used for translation:

(Average Rate)	September 30, 2018		September 30, 2017
Chinese Renminbi (RMB)	RMB	6.5121	RMB	6.5785
Hong Kong dollar (HKD)	HKD	7.8404	HKD	7.7877
United States dollar ($)		$1.0000		$1.0000

(Closing Rate)	September 30, 2018		September 30, 2017
Chinese Renminbi (RMB)	RMB	6.8680	RMB	6.6685
Hong Kong dollar (HKD)	HKD	7.8259	HKD	7.8110
United States dollar ($)		$1.0000		$1.0000

Cash and Cash Equivalent

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in Hong Kong and PRC. As of September 30, 2018, cash balances held in Hong Kong and PRC banks are uninsured. We have not experienced any losses in bank accounts and believe we are not exposed to any risks on our cash in bank accounts.

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

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of the period ended September 30, 2018 and fiscal years ended December 31, 2017, management determined that there was no impairment.

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

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other accounts receivable. As of September 30, 2018, and December 31, 2017 $246,104 and $986,821 were deposited with various major financial institutions located in Hong Kong and the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Under the Deposit Scheme Protection Rules of Hong Kong Special Administrative Region, China, eligible bank deposits with banks in Hong Kong are insured up to $63,890 (HKD500,000). Eligible bank deposits include all types of ordinary deposits in any currency such as current accounts, savings accounts, secured deposits and time deposits with a maturity term no more than 5 years.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the nine months ended September 30, 2018 and year ended December 31, 2017. We do not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue Recognition: Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using modified retrospective approach applied its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. For the nine months ended September 30, 2018 and 2017, the Company is still in the development stage of its sand tailing business and has not generated revenue related to this business. The Company assessed that the adoption of ASC 606 does not have significant impact on its condensed consolidated financial statements. During this transition period, the Company has generated rental income from its buildings located in Yangshuocounty, PRC and accounted for its rental income in accordance with ASC 840-20, Leases, Operating Leases.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 201n-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. Since the Company do not have any financial instruments, management does not expect there will be any material impact on the financial statements.

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

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Interim Condensed Consolidated Statement of Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and also included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows and the Cash Flows of Nine months ended September 30, 2017 has been applied retrospectively.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the Tax Act”). As of September 30, 2018, the Company has not completed our accounting for the effects of the Tax Act based on the currently available information and has made a reasonable estimates in the first quarter of 2018. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act, and true up this estimate as appropriate within the one year measurement period. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

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

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU 2018-10 on its consolidated financial statements.

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

NOTE 3 – Prepayment, Deposits and Other Receivables

Prepayment, deposits and other receivables consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Rental receivable	$29,159	$13,193
Deposit paid	26,202	26,246
Prepaid expenses	47,397	-
Other receivables	53,815	-
Total prepayment, deposits and other receivables, net	$156,573	$39,439

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Buildings, at cost	$203,844	$215,176
Office Equipment, at cost	4,586	-
Less: accumulated depreciation and impairment charges	(19,847)	(16,628)
Total property, plant and equipment, net	$188,583	$198,548

The depreciation expenses for three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018 and 2017 were $1,500, $2,839, $4,318 and $5,425 respectively.

NOTE 5 – INTANGIBLES ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Land use rights	$1,790,914	$1,890,475
Less: accumulated amortization	(161,602)	(136,568)
Total intangibles assets, net	$1,629,312	$1,753,907

The amortization expenses of land use rights for the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018 and 2017 were $10,935, $12,407, $33,987 and $33,644 respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2018 (remaining period)	$10,752
2019	42,978
2020	42,978
2021	42,978
2022	42,978
Thereafter	1,446,648
Total	$1,629,312

NOTE 6 – SHORT TERM LOANS AND LOAN PAYABLE

Short-term loans represented amounts due to bank and government agency, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to bank and government consisted of the following as of the years indicated:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Loan from Agricultural Bank of China with original principal amount at RMB 1,497,945 at a variable interest rate. Average interest rate is 4.9% for the quarter ended September 30, 2018 and the fiscal year ended December 31, 2017. The loan is matured in October 1989. Yangshuo is negotiating an extension with the lender.	$218,105	$230,230

Loan from the Yangshuo County Bureau of Finance with original principal amount RMB 652,794 at a fixed interest rate. Interest rate is 7.92% per annum for the quarter ended September 30, 2018 and the fiscal year ended December 31, 2017. The loan is repayable on demand.	95,048	100,333

Loan from the Yangshuo County Bureau of finance with original loan amount RMB 1,000,000 at a zero interest rate. The loan is repayable on demand.	145,603	153,697

Total short-term loans	$458,756	$484,260

Interest expense on short term loans for the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018 and 2017 amounted to $4,622, $5,245, $14,368 and $14,223 respectively. No interest expense has been capitalized into property, plant and equipment as all borrowings were for working capital purposes.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Security deposits & other payable	$91,834	$96,847
Accrued loan interest expenses	400,064	407,923
Payroll payable	11,659	3,927
Accrued expenses	56,233	50,881
Total	$559,790	$559,578

NOTE 8- RELATED PARTY TRANSACTIONS

On July 15, 2017, Tang Dynasty entered into consulting agreements with two of its former shareholders, Cheuk Kau Herman Kwong and Kwok Leung Lee (“the consultants”). The agreements provide that the monthly compensation for January and February 2018, $2,552 (HKD20,000), for March to September 2018, $1,275 (HKD10,000), is payable to each of the consultants for the financial and project management services rendered to Tang Dynasty. Pursuant to these agreements, Tang Dynasty has incurred and paid $3,827 (HKD30,000) and $14,030 (HKD110,000) and to each of the consultants during the three months period and nine months period ended September 30, 2018 respectively.

IMGL has incurred $30,000 and $90,000 as management consulting fee to Hoi Ming Chan, Chief Executive Officer, in respect of his services rendered to IMGL for the three months period ended September 30, 2018 and the nine month period ended period ended September 30, 2018 respectively. IMGL has incurred and paid $10,500 and $31,500 as financial consulting fee to AE Financial Management Ltd. in respect of the services rendered by Edward Low, Chief Financial Officer, for the three months period ended September 30, 2018 and the nine month period ended September 30, 2018 respectively.

Other receivables-related parties

Other receivables - related parties are those non-trade receivables arising from transactions between the Company and certain related parties, such as loans and employee advances to such related parties. The loans are unsecured, non-interest bearing and due in the next 12 months.

Other receivables - related parties consisted of the following

Name of related parties	Relationship	Nature of transactions	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Image International Group Inc.	Mr. Hoi Ming Chan is the Chief Executive Officer	Loan for funding business development activities	$-	$57,955
Hui Zhang	Director of Yangshuo	Loan for funding business development activities	185,924	-

Total			$185,924	$57,955

Other payables-related parties

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Hui Zhang	Director of Yangshuo	Funds to former shareholders	$-	$392,235
Ni Qin	Director of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from director for operating cash flows	301,289	16,008
Hoi Ming Chan	Chief Executive Officer of IMGL and Director of Tang Dynasty	Advances from director to support the operation of Tang Dynasty and compensation for consulting service to IMGL	3,114,661	2,575,428
Zhi Yuan Chen	Supervisor of Shenzhen Guyue Environmental Technology Co. Ltd.	Loan from supervisor for GuYue’s operating cash flow	2,628	19,681
Shenzhen DongyuanDongli Battery Co., Ltd	Zhi Yuan CHEN is the corporate representative of the Company	Loan for GuYue’s operating cash flows	-	799
Huizhou ShijiWufeng Agricultural Industry Co., Ltd	Owned by Shenzhen DongyuanDongli Battery Co., Ltd and Zhi Yuan CHEN	Loan for GuYue’s operating cash flows	-	1,202

Total			3,418,578	3,005,353
Total other payables - related parties - current			3,418,578	3,005,353
Total other payables - related parties - non-current			$-	$-

NOTE 9 – NON-OPERATING REVENUE

Non-operating revenue mainly consists of rental revenue. Yangshuo has recognized its rental revenue in an amount of $10,547 and $27,073 for the three months and nine months ended September 30, 2018 respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of September 30, 2018:

Year ending December 31:
2018	$7,770
2019	16,271
2020	6,686
Total minimum future rentals receivable	$30,727

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, we have not completed our accounting for all the tax effects of the Tax Act. Since our foreign subsidiaries incurred losses for the three months ended September 30, 2018, we anticipated that the tax effects of the Tax Act is nominal. We will continue to evaluate the tax effects of the Tax Act and refine our estimate when additional information is available. Our estimate could be changed as we obtain a more thorough understanding of the Tax Act. Changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item during the interim period.

Hong Kong

Tang Dynasty Investment Group Limited, incorporated in Hong Kong, SAR, is subject to Hong Kong Profits tax at 16.5%.

PRC

Our subsidiary, GuYue and VIE, Yangshuo are incorporated in the People’s Republic of China and governed by the income tax laws of the PRC. The income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Under the EIT Laws, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaty with certain countries.

Effective tax rates for the Nine months ended September 30, 2018 and 2017 were nil. The Company and its subsidiaries have incurred operating losses historically. The Company believes that it is more likely than not that its accumulated operating losses from IMGL, Tang Dynasty, GuYue and Yangshuo will not be utilized before they are expired. Therefore, the Company has provided full valuation allowance for the deferred tax assets and accumulated net operating losses. Accordingly, the Company has no net deferred tax assets.

The Company did not recognize any interest and penalties related to uncertain tax positions in its provision for income taxes for the Nine months ended September 30, 2018 and year ended December 31, 2017. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 11 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). GuYue and Yangshuo did not make appropriations to statutory reserve for the nine months ended September 30, 2018 as both entities have incurred accounting losses and tax losses during that period.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of the reporting date, the Company has not incurred any unrecognized or recognized commitments or loss contingencies that are subject to disclosure requirements.

NOTE 13 – CONTINGENT LIABILITY

A group of former shareholders of Tang Dynasty and Yangshuo have filed a claim against the Company for outstanding obligations over an equity transfer. The Company refutes this claim and feels it has fully complied with the obligations under the equity transfer. The case is pending a hearing date, at the legal advice of Company’s counsel no provision was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Month Period Ended September 30, 2018 compared to Three-Month Period Ended September 30, 2017

Revenue

For the three-month period ended September 30, 2018 and 2017, we have not recognized any revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Cost of Revenue

For the three-month period ended September 30, 2018 and 2017, we have not recognized any cost of revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Operating Expenses

The general and administrative expenses for the three-month period ended September 30, 2018 and 2017 were $234,171 and $345,280 respectively.

Our general and administrative expenses for the three-month period ended September 30, 2018 and 2017 comprised of the following:

	Three-Month Ended September 30, 2018	Three-Month Ended September 30, 2017	Change $	Change %
	(Unaudited)	(Unaudited)
Amortization	$10,935	$12,407	$(1,472)	-12%
Audit fee	7,461	-	7,461	100
Building management fee	1,429	1,258	171	14
Consulting	87,746	245,316	(157,570)	-64
Depreciation	1,500	2,839	(1,339)	-47
Insurance	537	5,916	(5,379)	-91
Office expenses	9,563	21,597	(12,034)	-56
Professional fees	805	642	163	25
Rental expenses	27,246	24,866	2,380	10
Repair and maintenance	10,248	4,591	5,657	123
Salaries and staff benefit	61,550	22,051	39,499	179
Transfer agent and filing fees	8,384	3,698	4,686	127
Travel	6,767	99	6,668	6735

Total	$234,171	$345,280	$(111,109)	-32%

Other Income (Expenses), Net

For the three-month periods ended September 30, 2018 and 2017, the Company incurred other income and expenses, net in an amount of $6,935 and $35,382, respectively. The increase in other income, net is primarily due to the rental income and interest income, offset by loan interest expenses, bank charges and other finance expenses.

Results of Operations for the Nine-Month Period Ended September 30, 2018 compared to Nine-Month Period

Revenue

For the nine-month period ended September 30, 2018 and 2017, we have not recognized any revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Cost of Revenue

For the nine-month period ended September 30, 2018 and 2017, we have not recognized any cost of revenue as we were in the process of transitioning its traditional lead-zinc mining business to exploration of lead-zinc tailings production. Accordingly, our mining process has been idled and we have not recognized any revenue related to our lead-zinc mining business.

Operating Expenses

The general and administrative expenses for the nine-month period ended September 30, 2018 and 2017 were $743,692 and $370,994 respectively. The significant increase in general and administrative expense primarily due to additional entity, Tang Dynasty, incorporated on March 22, 2017.

Our general and administrative expenses for the nine-month period ended September 30, 2018 and 2017 comprised of the following:

	Nine-Month Ended September 30, 2018	Nine-Month Ended September 30, 2017	Change $	Change %
	(Unaudited)	(Unaudited)
Amortization	$33,987	$33,644	$343	1%
Audit fee	23,675	-	23,675	100
Building management fee	4,117	1,258	2,859	227
Consulting	356,028	245,316	110,712	45
Depreciation	4,318	5,425	(1,107)	-20
Insurance	537	5,916	(5,379)	-91
Office expenses	22,329	21,696	633	3
Professional fees	5,419	642	4,777	744
Rental expenses	77,769	24,866	52,903	213
Repair and maintenance	15,392	4,591	10,801	235
Salaries and staff benefit	173,542	23,798	149,744	629
Transfer agent and filing fees	18,966	3,698	15,268	413
Travel	7,613	144	7,469	5187

Total	$743,692	$370,994	$372,698	100%

Other Income (Expenses), Net

For the nine-month period ended September 30, 2018 and 2017, the Company incurred other income and expenses, net in an amount of $12,825 and $26,372, respectively. The increase in other income, net is primarily due to the rental income and interest income, offset by loan interest expenses, bank charges and other finance expenses.

Net Income/(Loss)

For the three-months periods ended September 30, 2018 and 2017, the Company had a net loss of $227,236 and $309,898, respectively.

For the nine-month period ended September 30, 2018 and 2017, the Company had a net loss of $730,867 and $344,622 respectively. The significant increase in loss before income taxes from operation for the nine-month period ended September 30, 2018 as compare to the nine-month period ended September 30, 2017 is due to expenses such as audit fee, rental expense, salaries related and other general expenses, relating to the acquisition of Yangshuo.

Capital Resources and Liquidity

The following tables set forth our consolidated statements of cash flow:

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash (used in) / generated from operating activities	$(734,476)	$2,215,968
Net cash provided by (used in) investing activities	(296,043)	(13,283)
Cash flows generated from financing activities	307,120	1,284
Effect of exchange rate change on cash and cash equivalents	(17,318)	(13,668)
Net increase (decrease) in cash, cash equivalents and restricted cash	(740,717)	2,190,301
Cash, cash equivalents and restricted cash, beginning balance	986,821	21,713
Cash, cash equivalents and restricted cash, ending balance	$246,104	$2,212,014

During the nine months ended September 30, 2018, net cash used in operating activities totaled $734,476. Net cash used in investing activities totaled $296,043. Net cash generated from financing activities totaled $307,120. The resulting change in cash for the period was a decrease of $740,717. The cash balance at the beginning of the period was $986,821. The cash balance on September 30, 2018 was $246,104.

During the nine months ended September 30, 2017, net cash generated from operating activities totaled $2,215,968. Net cash used in investing activities totaled $13,283. Net cash generated from financing activities totaled $1,284. The resulting change in cash for the period was an increase of $2,190,301. The cash balance at the beginning of the period was $21,713. The cash balance on September 30, 2017 was $2,212,014.

Working Capital

	As of September 30, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)	(Audited)
Current Assets	879,807	1,084,215
Current Liabilities	4,736,993	4,049,191
Working Capital (deficit)	(3,857,186)	(2,964,976)

For the nine-month period ended September 30, 2018, we require cash in approximately $4.8 million within the next twelve months including $0.5 million to repay outstanding short-term loans to the bank institutions and county agencies, $0.3 million to repay notes payable to bank institution, $0.5 million to accrued liabilities and other payables and $3.5 million to our director and related parties. In an effort to support and maintain our financial positions and operations, we have leased out our properties and land to multiple individuals and business parties. Furthermore, in the first quarter of 2018, we have entered into a share exchange agreement with Image International Group Limited (“IMGL”) which enabled us to raise capital through the over-the-counter channel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except for the appeal and second trial of the administrative litigation in China as detailed in Note 13 to the Condensed Consolidated Financial Statements as of September 30, 2018, we are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three-month period ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three-month period ended September 30, 2018.

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
(Principal Executive Officer)
December 27, 2018

